Form 10-Q
period 2025-06-30
OFFICE PROPERTIES INCOME TRUST
filed 2025-07-30
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 29, 2025: 73,976,190

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

June 30, 2025

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Real estate properties:
Land	$706,623	$711,039
Buildings and improvements	2,953,983	2,946,520
Total real estate properties, gross	3,660,606	3,657,559
Accumulated depreciation	(670,583)	(618,650)
Total real estate properties, net	2,990,023	3,038,909
Assets of properties held for sale	8,650	32,199
Investment in unconsolidated joint venture	16,990	17,370
Acquired real estate leases, net	169,948	193,739
Cash and cash equivalents	78,176	261,318
Restricted cash	13,778	13,847
Rents receivable	160,205	155,668
Due from related persons	3,170	—
Deferred leasing costs, net	98,617	97,642
Other assets, net	21,392	11,594
Total assets	$3,560,949	$3,822,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$488,754	$662,277
Secured debt, net	1,876,439	1,872,357
Liabilities of properties held for sale	646	765
Accounts payable and other liabilities	115,454	118,689
Due to related persons	4,804	5,869
Assumed real estate lease obligations, net	8,924	9,525
Total liabilities	2,495,021	2,669,482

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 250,000,000 authorized, 73,976,190 and 69,824,743 shares issued and outstanding, respectively	740	698
Additional paid in capital	2,658,090	2,656,548
Cumulative net loss	(122,986)	(35,933)
Cumulative common distributions	(1,469,916)	(1,468,509)
Total shareholders’ equity	1,065,928	1,152,804
Total liabilities and shareholders’ equity	$3,560,949	$3,822,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Rental income	$114,499	$123,686	$228,114	$263,121

Expenses:
Real estate taxes	12,111	14,727	25,569	30,436
Utility expenses	5,683	5,762	13,250	13,913
Other operating expenses	31,237	27,151	62,442	54,478
Depreciation and amortization	43,838	50,391	87,571	100,732
Loss on impairment of real estate	2,426	131,732	2,426	131,732
Transaction related costs	3,940	—	4,816	233
General and administrative	4,816	5,290	9,874	10,934
Total expenses	104,051	235,053	205,948	342,458

Gain (loss) on sale of real estate	159	(64)	(4,578)	(2,448)
Interest and other income	788	226	1,950	1,583
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $11,364, $3,634, $23,283 and $7,078 respectively)	(52,507)	(38,349)	(105,885)	(73,825)
Net gain (loss) on early extinguishment of debt	148	225,798	(95)	225,373
(Loss) income before income tax (expense) benefit and equity in net losses of investees	(40,964)	76,244	(86,442)	71,346
Income tax (expense) benefit	(94)	107	(231)	51
Equity in net losses of investees	(128)	(180)	(380)	(410)
Net (loss) income	(41,186)	76,171	(87,053)	70,987

Weighted average common shares outstanding (basic and diluted)	71,282	48,648	70,275	48,557

Per common share amounts (basic and diluted):
Net (loss) income	$(0.58)	$1.56	$(1.24)	$1.45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Loss	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2024	69,824,743	$698	$2,656,548	$(35,933)	$(1,468,509)	$1,152,804
Issuance of common shares, net	238,343	3	142	—	—	145
Common share grants	—	—	279	—	—	279
Net loss	—	—	—	(45,867)	—	(45,867)
Distributions to common shareholders	—	—	—	—	(698)	(698)
Balance at March 31, 2025	70,063,086	701	2,656,969	(81,800)	(1,469,207)	1,106,663
Issuance of common shares, net	3,933,346	39	922	—	—	961
Common share grants	—	—	205	—	—	205
Common share forfeitures and repurchases	(20,242)	—	(6)	—	—	(6)
Net loss	—	—	—	(41,186)	—	(41,186)
Distributions to common shareholders	—	—	—	—	(709)	(709)
Balance at June 30, 2025	73,976,190	$740	$2,658,090	$(122,986)	$(1,469,916)	$1,065,928

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2023	48,755,415	$488	$2,621,493	$100,174	$(1,466,476)	$1,255,679
Common share grants	—	—	362	—	—	362
Common share repurchases	(869)	—	(6)	—	—	(6)
Net loss	—	—	—	(5,184)	—	(5,184)
Distributions to common shareholders	—	—	—	—	(487)	(487)
Balance at March 31, 2024	48,754,546	488	2,621,849	94,990	(1,466,963)	1,250,364
Issuance of common shares	1,406,952	14	3,166	—	—	3,180
Common share grants	104,643	1	486	—	—	487
Common share repurchases	(7,505)	—	(15)	—	—	(15)
Net income	—	—	—	76,171	—	76,171
Distributions to common shareholders	—	—	—	—	(488)	(488)
Balance at June 30, 2024	50,258,636	$503	$2,625,486	$171,161	$(1,467,451)	$1,329,699
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(87,053)	$70,987
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	59,785	60,690
Net amortization of debt premiums, discounts and issuance costs	23,283	7,078
Amortization of acquired real estate leases and assumed real estate lease obligations, net	22,010	34,447
Amortization of deferred leasing costs	6,824	6,486
Loss on sale of real estate	4,578	2,448
Loss on impairment of real estate	2,426	131,732
Net gain on early extinguishment of debt	(1,430)	(231,957)
Straight line rental income	(13,492)	(14,942)
Other non-cash expenses, net	156	306
Equity in net losses of investees	380	410
Change in assets and liabilities:
Rents receivable	(2,503)	3,653
Due from related persons	(3,170)	—
Deferred leasing costs	(11,405)	(5,577)
Other assets	505	4,295
Accounts payable and other liabilities	3,982	(10,523)
Due to related persons	(1,065)	(1,034)
Net cash provided by operating activities	3,811	58,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(21,739)	(57,004)
Proceeds from sale of property, net	26,245	35,722
Net cash provided by (used in) investing activities	4,506	(21,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior unsecured notes	(171,600)	(350,242)
Proceeds from issuance of senior secured notes	—	280,500
Repayment of senior secured notes	(18,469)	—
Borrowings on revolving credit facility	—	250,000
Repayments on revolving credit facility	—	(277,000)
Borrowings on secured term loan	—	100,000
Payment of debt issuance costs	(1,153)	(31,806)
Proceeds from issuance of common shares	1,106	—
Repurchases of common shares	(5)	(21)
Distributions to common shareholders	(1,407)	(975)
Net cash used in financing activities	(191,528)	(29,544)

(Decrease) increase in cash, cash equivalents and restricted cash	(183,211)	7,673
Cash, cash equivalents and restricted cash at beginning of period	275,165	26,714
Cash, cash equivalents and restricted cash at end of period	$91,954	$34,387
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$85,736	$65,353
Income taxes paid	$139	$319

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$14,772	$32,438
Capitalized interest	$—	$969

NON-CASH FINANCING ACTIVITIES:
Extinguishment of unsecured senior notes in exchange for senior priority guaranteed unsecured notes	$(6,537)	$—
Extinguishment of unsecured senior notes in exchange for senior secured notes and common shares	$—	$(294,610)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2025	2024
Cash and cash equivalents	$78,176	$13,498
Restricted cash (1)	13,778	20,889
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$91,954	$34,387
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
Going Concern
Our portfolio has been adversely affected by shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as ongoing market and economic conditions, including government spending and budget priorities. Demand for office space continues to face headwinds, including in markets where we have a concentration of properties, such as Washington D.C., and declining rents and increasing costs to relet space when tenants can be identified continue to impact the market. In addition, we have limited debt or equity financing alternatives available to us to refinance our debt and financing sources we have utilized have increased our cost of capital. The duration and ultimate impact of these factors on our properties and our business remains uncertain and subject to change; however, these conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. As of July 30, 2025, our total available liquidity was comprised of $90,102 of cash and, in addition to long-term debt, our near-term obligations include outstanding lease obligations of $72,394, and principal debt repayments of $13,000 in 2025 and $277,431 in 2026.
Given the limited alternatives available to us to obtain debt or equity to refinance our maturing debt, the illiquid nature of our real estate assets and our limited ability to incur additional debt while maintaining compliance with the financial covenants in our existing debt agreements, we continue to work with our financial advisor, Moelis & Company LLC, to evaluate strategies to address our upcoming debt obligations, which could include potential asset sales, future debt exchanges or equity issuances. However, we are not able to conclude that it is probable that these strategies will allow us to satisfy our upcoming debt obligations and maturities. If we are unable to consummate transactions allowing us to refinance our maturing debt, our Board of Trustees may consider a reorganization in a bankruptcy court. As a result of the foregoing, we have concluded that there is substantial doubt about our ability to continue as a going concern.
Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Note 2. Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statements Expenses, which requires public entities to provide disaggregated disclosure of certain income statement expense captions within the footnotes to the financial statements. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. We are currently evaluating the impact ASU 2024-03 will have on our consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerators:
Net (loss) income	$(41,186)	$76,171	$(87,053)	$70,987
Income attributable to unvested participating securities	(6)	(431)	(12)	(411)
Net (loss) income used in calculating earnings per common share	$(41,192)	$75,740	$(87,065)	$70,576

Denominators:
Weighted average common shares outstanding - basic and diluted	71,282	48,648	70,275	48,557

Net (loss) income per common share - basic and diluted	$(0.58)	$1.56	$(1.24)	$1.45
Note 4. Real Estate Properties
As of June 30, 2025, our 125 wholly owned properties contained approximately 17,270,000 rentable square feet, with an undepreciated carrying value of $3,676,919, including $16,313 classified as held for sale. We also had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2025 and 2044. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended June 30, 2025, we entered into 15 leases for approximately 416,000 rentable square feet for a weighted (by rentable square feet) average lease term of 5.4 years, and we made commitments of $7,974 for leasing related costs. During the six months ended June 30, 2025, we entered into 26 leases for approximately 639,000 rentable square feet for a weighted (by rentable square feet) average lease term of 7.1 years, and we made commitments of $18,597 for leasing related costs. As of June 30, 2025, we had estimated unspent leasing related obligations of $72,394.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Disposition Activities
During the six months ended June 30, 2025, we sold three properties containing approximately 249,000 rentable square feet for an aggregate sales price of $26,900, excluding closing costs. The sales of these properties, as presented in the table below, do not represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate
February 2025	1	Parsippany, NJ	100,000	$5,750	$(4,620)
February 2025	2	Santa Clara, CA	149,000	21,150	42
	3		249,000	$26,900	$(4,578)
(1)Gross sales price is the contract price, excluding closing costs.
As of June 30, 2025, we had three properties classified as held for sale in our condensed consolidated balance sheet. In July 2025, we sold one of these properties for a sales price of $2,150, excluding closing costs. We recorded a loss on impairment of real estate of $2,426 to reduce the carrying value of this property during the six months ended June 30, 2025 to its fair value less estimated costs to sell. As of July 29, 2025, we had three properties, including two properties classified as held for sale, under agreement to sell for an aggregate sales price of $28,863, excluding closing costs, as summarized below:

Date of Sale Agreement	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)
October 2024	2	Tempe, AZ	101,000	$10,738
December 2024	1	Reston, VA(2)	275,000	18,125
	3		376,000	$28,863
(1)Gross sales price is the contract price, excluding closing costs.
(2)Property did not meet held for sale criteria as of June 30, 2025.

The pending sales in the preceding table are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change. See Note 8 for more information regarding our properties held for sale.
Unconsolidated Joint Venture
As of June 30, 2025, we owned an interest in one joint venture that owned two properties. We accounted for this investment under the equity method of accounting.
As of June 30, 2025 and December 31, 2024, our investment in our unconsolidated joint venture is as follows:

		OPI Carrying Value of Investment at
Joint Venture	OPI Ownership	June 30, 2025	December 31, 2024	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$16,990	$17,370	2	Fairfax, VA	346
As of June 30, 2025 and December 31, 2024, the mortgage debt of our unconsolidated joint venture is as follows:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at June 30, 2025 (2)	Principal Balance at December 31, 2024 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$49,557	$50,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interest in the joint venture we did not own. None of the debt is recourse to us.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
As of June 30, 2025, the unamortized basis difference of our joint venture of $659 was primarily attributable to the difference between the amount we paid to purchase our interest in the joint venture, including transaction costs, and the historical carrying value of the net assets of the joint venture. The difference is being amortized over the remaining useful life of the related property and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
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
We recorded rental income under our leases of $105,082 and $123,686 during the three months ended June 30, 2025 and 2024, respectively, and $211,544 and $263,121 during the six months ended June 30, 2025 and 2024, respectively, including adjustments to increase rental income to record revenue on a straight line basis by $6,636 and $7,563 during the three months ended June 30, 2025 and 2024, respectively, and $13,492 and $14,942 during the six months ended June 30, 2025 and 2024, respectively. Rents receivable, excluding properties classified as held for sale, included $141,965 and $140,132 of straight line rent receivables at June 30, 2025 and December 31, 2024, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $18,916 and $38,770 for the three and six months ended June 30, 2025, respectively, of which tenant reimbursements totaled $18,164 and $37,256, respectively. For the three and six months ended June 30, 2024, such payments totaled $20,271 and $42,829, respectively, of which tenant reimbursements totaled $19,067 and $40,396, respectively.
Note 6. Concentration
Tenant and Credit Concentration
As of June 30, 2025 and 2024, the U.S. government and certain state and other government tenants combined were responsible for approximately 25.4% and 27.0%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 17.1% and 19.3% of our annualized rental income as of June 30, 2025 and 2024, respectively. We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Geographic Concentration
As of June 30, 2025, our 125 wholly owned properties were located in 29 states and the District of Columbia. Properties located in Virginia, California, Illinois, Georgia and Texas were responsible for approximately 14.1%, 12.1%, 10.9%, 10.5% and 9.4% of our annualized rental income as of June 30, 2025, respectively.
Note 7. Indebtedness
Our principal debt obligations as of June 30, 2025 were: (1) $325,000 of outstanding borrowings under our $325,000 secured revolving credit facility; (2) $100,000 outstanding principal amount under our secured term loan; (3) $1,827,598 aggregate outstanding principal amount of senior notes and (4) $177,320 aggregate outstanding principal amount of mortgage notes.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Our $325,000 secured revolving credit facility and $100,000 secured term loan are governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders. As collateral for all loans and other obligations under our credit agreement, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 19 properties that had a gross book value of real estate assets of $1,032,837 as of June 30, 2025. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 29, 2027 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement is at a rate of the secured overnight financing rate, or SOFR, plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments of 25 to 35 basis points per annum based on amounts outstanding. As of June 30, 2025 and July 29, 2025, our $325,000 revolving credit facility was fully drawn and $100,000 was outstanding under our term loan. As of June 30, 2025, the annual interest rate payable on borrowings under our credit agreement was 7.9%. The weighted average annual interest rate for borrowings under our credit agreement for the three and six months ended June 30, 2025 was 7.9% and 8.9%, respectively, and 8.7% for the three and six months ended June 30, 2024.
Our credit agreement and senior notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our credit agreement and senior notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above $0.01 per common share per quarter. As of June 30, 2025, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and our senior notes indentures and their supplements.
Senior Notes Redemptions and Repayments
In January 2025, we redeemed, at par plus accrued interest, all of the remaining $171,586 of our 4.50% senior unsecured notes due 2025.
In February 2025, in connection with the sale of a collateral property, we redeemed, at par plus accrued interest, $5,469 of our senior secured notes due 2027. As a result, we recorded a loss on early extinguishment of debt of $928 during the six months ended June 30, 2025, which represented the unamortized discounts and issuance costs related to these notes.

Our senior secured notes due 2027 require quarterly principal repayments of $6,500. As of June 30, 2025, we have made $13,000 of scheduled quarterly principal repayments on these notes in 2025.

In July 2025, in connection with the sale of a collateral property, we redeemed, at par plus accrued interest, $2,029 of our senior secured notes due 2027.

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
The New 2030 Notes are fully and unconditionally guaranteed on a joint, several and unsecured basis by certain of our subsidiaries which also guarantee our senior secured notes due 2027. The New 2030 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 12, 2029. During the six months ended June 30, 2025, we recorded an aggregate gain related to the Senior Note Exchange of $833, or $0.01 per common share, which is included in net gain (loss) on early extinguishment of debt in our condensed consolidated statements of comprehensive income (loss).
As of June 30, 2025, seven of our properties with an aggregate gross book value of real estate assets of $305,520 were encumbered by mortgage notes with an aggregate principal amount of $177,320. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
Note 8. Fair Value of Assets and Liabilities
The following table presents certain of our assets measured at fair value at June 30, 2025, categorized by level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets
Assets of properties held for sale (1)	$2,150	$—	$2,150	$—
(1)We recorded an impairment charge of $2,426 to reduce the carrying value of one property that is classified as held for sale in our condensed consolidated balance sheet to its estimated fair value less estimated costs to sell of $158, based on a negotiated sales price with a third party buyer (Level 2 input as defined in the fair value hierarchy under GAAP). See Note 4 for more information.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
In addition to the assets listed in the above table, our financial instruments also include our cash and cash equivalents, restricted cash, rents receivable, amounts due from related persons, accounts payable, a revolving credit facility, a term loan, senior notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At June 30, 2025 and December 31, 2024, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of June 30, 2025		As of December 31, 2024
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.500% interest rate, due in 2025 (2)	$—	$—	$171,607	$169,302
Senior unsecured notes, 2.650% interest rate, due in 2026	133,353	62,276	139,578	106,078
Senior unsecured notes, 2.400% interest rate, due in 2027	78,074	32,791	80,486	49,475
Senior secured notes, 3.250% interest rate, due in 2027	366,712	341,427	363,432	383,806
Senior secured notes, 9.000% interest rate, due in March 2029	278,499	292,254	275,632	293,100
Senior secured notes, 9.000% interest rate, due in September 2029	634,128	440,065	637,052	529,436
Senior priority guaranteed unsecured notes, 8.000% interest rate, due in 2030 (3)	18,439	9,643	—	—
Senior unsecured notes, 3.450% interest rate, due in 2031	101,695	24,138	113,511	49,688
Senior unsecured notes, 6.375% interest rate, due in 2050	157,192	39,852	157,096	80,676
Mortgage notes payable	173,377	181,802	172,912	177,295
Total	$1,941,469	$1,424,248	$2,111,306	$1,838,856
(1)Includes net unamortized debt premiums, discounts and issuance costs totaling $63,449 and $90,218 as of June 30, 2025 and December 31, 2024, respectively.
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
Note 9. Shareholders’ Equity
Share Purchases
During the six months ended June 30, 2025, we purchased 18,065 of our common shares, valued at a weighted average share price of $0.31, from a former officer of ours and certain former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the applicable purchase dates.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Distributions
During the six months ended June 30, 2025, we declared and paid a regular quarterly distribution to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$698
April 10, 2025	April 22, 2025	May 15, 2025	0.01	709
			$0.02	$1,407
On July 10, 2025, we announced the suspension of our quarterly distribution on our common shares in order to preserve our cash.
Share Issuances
In March 2025, we entered into a sales agreement with Clear Street LLC, or the Agent, pursuant to which we may issue and sell our common shares from time to time, in transactions that are deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, for up to an aggregate sales price of $100,000, or the ATM Program. We are required to pay the Agent a cash commission of 3% of the gross sales prices of any common shares we sell under the ATM Program. During the three months ended June 30, 2025, we sold an aggregate 3,933,346 of our common shares under the ATM Program valued at a weighted average share price of $0.26 for net proceeds of $961 after deducting Agent commissions and other offering costs. During the six months ended June 30, 2025, we sold an aggregate 4,171,689 of our common shares under the ATM Program valued at a weighted average share price of $0.27 for net proceeds of $1,106 after deducting Agent commissions and other offering costs. We did not sell any common shares under the ATM Program subsequent to June 30, 2025.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
For the three and six months ended June 30, 2025 and 2024, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

	Financial Statement	Three Months Ended June 30,		Six Months Ended June 30,
	Line Item	2025	2024	2025	2024
Pursuant to business management agreement:
Business management fees (1)	General and administrative expenses	$3,036	$3,309	$6,151	$6,867

Pursuant to property management agreement:
Property management fees (2)	Other operating expenses	$2,822	$3,339	$5,696	$7,157
Construction supervision fees	Buildings and improvements (3)	342	1,074	649	1,806
		$3,164	$4,413	$6,345	$8,963
Expense reimbursement:
Property level expenses	Other operating expenses	$5,681	$6,299	$11,169	$12,804
Other reimbursed expenses	General and administrative expenses	51	83	101	165
		$5,732	$6,382	$11,270	$12,969
(1)The net business management fees we recognized for the three months ended June 30, 2025 and 2024 each reflect a reduction of $151 and for the six months ended June 30, 2025 and 2024 each reflect a reduction of $302 for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)The net property management fees we recognized for the three months ended June 30, 2025 and 2024 each reflect a reduction of $121 and for the six months ended June 30, 2025 and 2024 each reflect a reduction of $242 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
(3)Amounts capitalized as buildings and improvements are depreciated over the estimated useful lives of the related assets.
Based on our common share total return, as defined in our business management agreement, as of June 30, 2025, no estimated incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2025. The actual amount of annual incentive fees for 2025, if any, will be based on our common share total return for the three year period ending December 31, 2025, and will be payable in January 2026. We did not incur an incentive fee payable to RMR for the year ended December 31, 2024.

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
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $232 and $433 for the three and six months ended June 30, 2025, respectively, and $205 and $399 for the three and six months ended June 30, 2024, respectively.
Sonesta. Prior to January 1, 2025, we leased 240,000 rentable square feet of a mixed-use property in Washington, D.C. pursuant to a lease with a subsidiary of Sonesta International Hotels Corporation, or the Sonesta Lease. We terminated the Sonesta Lease effective January 1, 2025. The Sonesta Lease commenced in August 2023 and was amended in September 2024 to expand the premises by 5,900 rentable square feet. Pursuant to the amended Sonesta Lease, Sonesta International Hotels Corporation, or Sonesta, was required to pay us annual base rent of approximately $6,724 beginning February 2025, and the annual base rent would have increased by 10% every five years throughout the term. Sonesta was also obligated to pay its pro rata share of the operating costs for the property. We recognized rental income of $3,095 and $5,870 during the three and six months ended June 30, 2024, respectively, under the Sonesta Lease.
Effective January 1, 2025, we entered into a management agreement with Sonesta, or the Sonesta Management Agreement, to replace the Sonesta Lease. The Sonesta Management Agreement expires on December 31, 2040, and includes two 10-year renewal options. The Sonesta Management Agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotel, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta Management Agreement further provides that we are paid an additional return of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding furniture, fixtures and equipment, or FF&E, reserves and paying Sonesta’s incentive fee, if applicable. We do not have any security deposits or guarantees for this Sonesta hotel. The stated annual owner’s priority return is $7,500 and increases by 8.0% of our out-of-pocket capital expenditures and will increase annually to 102% of our prior year’s annual owner’s priority return. We recognized $9,417 and $16,570 of hotel operating revenues for the three and six months ended June 30, 2025, respectively, which is included in rental income in our condensed consolidated statements of comprehensive income (loss). We realized returns under the Sonesta Management Agreement of $2,260 and $3,170 during the three and six months ended June 30, 2025, respectively. We are responsible for any capital expenditures in excess of available funds in the FF&E reserve. We did not incur capital expenditures under the Sonesta Management Agreement during the three and six months ended June 30, 2025. Our annual priority return under the Sonesta Management Agreement as of June 30, 2025 was $7,500. Sonesta owed us $3,170 in owner’s priority returns and other amounts as of June 30, 2025. Amounts due from Sonesta are included in due from related persons in our condensed consolidated balance sheet. The Sonesta Management Agreement requires that 1.0% of gross revenues for 2025, 3.0% of gross revenues for 2026 and 4.0% of gross revenues for each calendar year thereafter be escrowed for future capital expenditures as FF&E reserves. FF&E escrow deposits of $101 and $182 were required during the three and six months ended June 30, 2025, respectively.
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
We incurred management, brand promotion and loyalty fees of $447 and $808 for the three and six months ended June 30, 2025, respectively. These fees and costs are included in other operating expenses in our condensed consolidated statements of

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
comprehensive income (loss). We are required to maintain working capital under the Sonesta Management Agreement and advanced $548 of working capital in April 2025 to meet the cash needs for hotel operations.
As of December 31, 2024, we had a straight line rent receivable related to the Sonesta Lease totaling $12,343. Due to our ongoing relationship with Sonesta under the Sonesta Management Agreement, upon termination of the Sonesta Lease, we reclassified this receivable to other assets, net in our condensed consolidated balance sheet. We are amortizing this receivable through the original Sonesta Lease expiration date, or July 2053, as an increase to other operating expenses in our condensed consolidated statements of comprehensive income (loss). We recognized $108 and $216 of amortization expense during the three and six months ended June 30, 2025, respectively, and as of June 30, 2025, the remaining unamortized balance of this receivable was $12,127.
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
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a REIT organized under Maryland law. As of June 30, 2025, our wholly owned properties were comprised of 125 properties and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. As of June 30, 2025, our properties are located in 29 states and the District of Columbia and contain approximately 17,270,000 rentable square feet. As of June 30, 2025, our properties were leased to 220 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.8 years. The U.S. government is our largest tenant, representing approximately 17.1% of our annualized rental income as of June 30, 2025. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of June 30, 2025, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Leases representing approximately $14,426 and $15,851, or 3.6% and 4.0%, of our annualized rental income are scheduled to expire during the remainder of 2025 and 2026, respectively, and we may be unable to renew leases or find replacement tenants. Certain shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as ongoing market and economic conditions, including government spending and budget priorities, continue to impact the office sector and our portfolio. The demand for office space continues to face headwinds, including in markets where we have a concentration of properties, such as Washington, D.C., and declining rents and increasing costs to relet space when tenants can be identified continue to impact the market. The duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Higher interest rates, inflationary pressures, recent announcements regarding tariffs on a wide variety of imports, other government policies (including the potential reduction of U.S. federal office leases), geopolitical hostilities and tensions, and concerns that the U.S. economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. Entities in the market for office space may delay their decision to lease space due to current economic conditions. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing at our properties. We also have a significant amount of debt maturing in the next 12 months and we have limited debt and equity financing alternatives available to us to refinance our debt, and recent financing sources we have utilized to refinance debt have increased our cost of capital. The duration and ultimate impact of these factors on our properties and our business remains uncertain and subject to change; however, these conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. As of July 30, 2025, our total available liquidity was comprised of $90,102 of cash and, in addition to long-term debt, our near-term obligations include outstanding lease obligations of $72,394, and principal debt repayments of $13,000 in 2025 and $277,431 in 2026.
Given the limited alternatives available to us to obtain debt or equity financing to refinance our maturing debt, the illiquid nature of our real estate assets and our limited ability to incur additional debt while maintaining compliance with the financial covenants in our existing debt agreements, we continue to work with our financial advisor, Moelis & Company LLC, to evaluate strategies to address our upcoming debt obligations, which could include potential asset sales, debt exchanges or equity sales. However, we are not able to conclude that it is probable that these strategies will allow us to satisfy our upcoming debt obligations and maturities. If we are unable to consummate transactions that allow us to refinance certain of our existing debt, our Board of Trustees may consider a reorganization in a bankruptcy court. As a result of the foregoing, we have concluded that there is substantial doubt about our ability to continue as a going concern.
For more information about the risks relating to these dynamics and conditions and their impacts on us and our business, see Part I, Item IA, “Risk Factors”, of our 2024 Annual Report.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of June 30, 2025 and excludes two properties owned by an unconsolidated joint venture in which we owned a 51% interest and the hotel component of a mixed-use property in Washington, D.C. For more information regarding our properties classified as held for sale, our unconsolidated joint venture and our mixed-use property in Washington, D.C., see Notes 4 and 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Occupancy data for our properties as of June 30, 2025 and 2024 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	June 30,		June 30,
	2025	2024	2025	2024
Total properties	125	151	117	117
Total rentable square feet (3)	17,270	20,293	16,351	16,344
Percent leased (4)	81.2%	83.5%	85.2%	91.4%
(1)Based on properties we owned on June 30, 2025 and 2024, respectively.
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
The average effective rental rate per square foot for our properties for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average effective rental rate per square foot (1):
All properties (2)	$31.98	$29.14	$32.13	$30.62
Comparable properties (3)	$29.81	$28.75	$29.82	$28.89
(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on June 30, 2025 and 2024, respectively.
(3)Based on properties we owned continuously since April 1, 2024 and January 1, 2024, respectively; excludes three properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest.
During the three and six months ended June 30, 2025, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	14,048	3,226	17,274	15,092	2,671	17,763
Changes resulting from:
Disposition of properties	—	—	—	(100)	(149)	(249)
Lease expirations	(441)	441	—	(1,368)	1,368	—
Lease renewals (1)	278	(278)	—	451	(451)	—
New leases (1)	138	(138)	—	188	(188)	—
Lease conversion to managed hotel	—	—	—	(240)	—	(240)
Remeasurements	(4)	—	(4)	(4)	—	(4)
End of period	14,019	3,251	17,270	14,019	3,251	17,270
(1)Based on leases entered during the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2025, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Three Months Ended June 30, 2025
	New Leases	Renewals	Total
Rentable square feet leased	138	278	416
Weighted average rental rate change (by rentable square feet)	8.5%	5.2%	6.4%
Tenant leasing costs and concession commitments (1)	$6,050	$1,924	$7,974
Tenant leasing costs and concession commitments per rentable square foot (1)	$44.00	$6.93	$19.21
Weighted (by square feet) average lease term (years)	4.7	5.8	5.4
Total leasing costs and concession commitments per rentable square foot per year (1)	$9.34	$1.20	$3.53

	Six Months Ended June 30, 2025
	New Leases	Renewals	Total
Rentable square feet leased	188	451	639
Weighted average rental rate change (by rentable square feet)	5.5%	10.4%	8.8%
Tenant leasing costs and concession commitments (1)	$9,838	$8,759	$18,597
Tenant leasing costs and concession commitments per rentable square foot (1)	$52.42	$19.43	$29.13
Weighted (by square feet) average lease term (years)	6.2	7.5	7.1
Total leasing costs and concession commitments per rentable square foot per year (1)	$8.45	$2.58	$4.08
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the three and six months ended June 30, 2025, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and six months ended June 30, 2025, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$28.58	$25.36	5	$33.04	$25.63	39
Lease renewals	$22.77	$25.29	107	$20.41	$24.39	517
Total leasing activity	$23.02	$25.29	112	$21.30	$24.48	556
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.

During the three and six months ended June 30, 2025 and 2024, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease related costs (1)	$8,830	$25,965	$19,557	$42,733
Building improvements (2)	4,327	4,085	7,338	8,559
Recurring capital expenditures	13,157	30,050	26,895	51,292
Development, redevelopment and other activities (3)	565	3,862	648	10,773
Total capital expenditures	$13,722	$33,912	$27,543	$62,065
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
(3)Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue. Includes capitalized interest and other operating costs of $1,172 for the six months ended June 30, 2024. We did not capitalize any interest or other operating costs during the three months ended June 30, 2024 or the three and six months ended June 30, 2025.
As of June 30, 2025, we had estimated unspent leasing related obligations of $72,394, of which we expect to spend $42,748 over the next 12 months.
As of June 30, 2025, we had leases at our properties totaling approximately 911,000 and 427,000 rentable square feet that were scheduled to expire during 2025 and 2026, respectively. As of July 29, 2025, we expect tenants with leases totaling approximately 682,000 and 60,000 rentable square feet that are scheduled to expire during 2025 and 2026, respectively, excluding space that has been re-leased and space for which we are in advanced negotiations to re-lease, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. We continue to proactively engage with our existing tenants and are focused on overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations, early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew leases with current tenants or attract new tenants to our properties.

As of June 30, 2025, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2025	25	911	6.5%	6.5%	$14,426	3.6%	3.6%
2026	41	427	3.0%	9.5%	15,851	4.0%	7.6%
2027	32	1,861	13.3%	22.8%	50,354	12.6%	20.2%
2028	17	520	3.7%	26.5%	28,516	7.2%	27.4%
2029	34	1,064	7.6%	34.1%	33,058	8.3%	35.7%
2030	31	1,026	7.3%	41.4%	29,302	7.4%	43.1%
2031	23	1,517	10.8%	52.2%	35,608	8.9%	52.0%
2032	13	577	4.1%	56.3%	17,673	4.4%	56.4%
2033	14	1,159	8.3%	64.6%	22,050	5.5%	61.9%
2034 and thereafter	44	4,957	35.4%	100.0%	151,632	38.1%	100.0%
Total	274	14,019	100.0%		$398,470	100.0%

Weighted average remaining lease term (in years)		6.6			6.8
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of June 30, 2025, tenants occupying approximately 1.4% of our rentable square feet and responsible for approximately 1.8% of our annualized rental income as of June 30, 2025 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036, 2037 and 2040, early termination rights become exercisable by other tenants who occupied an additional approximately 1.1%, 1.2%, 1.8%, 5.2%, 3.2%, 2.4%, 0.7%, 4.2%, 0.3%, 1.0%, 0.2%, 0.2% and 0.4% of our rentable square feet, respectively, and contributed an additional approximately 1.4%, 1.9%, 2.6%, 5.8%, 3.0%, 2.9%, 0.8%, 5.6%, 0.9%, 1.6%, 0.4%, 0.3% and 0.5% of our annualized rental income, respectively, as of June 30, 2025. In addition, as of June 30, 2025, pursuant to leases with six of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These six tenants occupied approximately 4.4% of our rentable square feet and contributed approximately 4.8% of our annualized rental income as of June 30, 2025.
(2)Leased square feet is pursuant to leases existing as of June 30, 2025, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.

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
As of June 30, 2025, we derived 24.2% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession could reduce demand from tenants at our properties, reduce rents that our tenants are willing to pay when our leases expire or increase lease concessions for new leases and renewals. Additionally, although the current administration has issued so called return to work mandates, there has been a decrease in demand for leased office space by the U.S. government, including in the metropolitan Washington, D.C. market area, which could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of June 30, 2025, tenants contributing 51.0% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 7.7% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of June 30, 2025, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	2,415	17.2%	$68,172	17.1%
2	Alphabet Inc. (Google)	Investment Grade	386	2.8%	22,977	5.8%
3	IG Investments Holdings LLC	Not Rated	339	2.4%	18,669	4.7%
4	Bank of America Corporation	Investment Grade	577	4.1%	17,419	4.4%
5	Shook, Hardy & Bacon L.L.P.	Not Rated	412	2.9%	13,609	3.4%
6	Northrop Grumman Corporation	Investment Grade	337	2.4%	10,746	2.7%
7	State of California	Investment Grade	363	2.6%	10,500	2.6%
8	State of Georgia	Investment Grade	308	2.2%	7,924	2.0%
9	Sonoma Biotherapeutics, Inc.	Not Rated	84	0.6%	7,497	1.9%
10	Automatic Data Processing, Inc.	Investment Grade	289	2.1%	6,253	1.6%
11	Compass Group plc	Investment Grade	267	1.9%	6,186	1.6%
12	Church & Dwight Co., Inc.	Investment Grade	250	1.8%	6,043	1.5%
13	Genesys Cloud Services Holdings I, LLC	Non Investment Grade	275	2.0%	5,950	1.5%
14	Leidos Holdings Inc.	Investment Grade	159	1.1%	5,939	1.5%
15	Primerica, Inc.	Investment Grade	344	2.5%	5,743	1.4%
16	Science Applications International Corp	Non Investment Grade	159	1.1%	5,151	1.3%
17	Berkshire Hathaway Inc.	Investment Grade	134	1.0%	4,716	1.2%
18	Rocky Mountain University of Health Professions, Inc.	Not Rated	170	1.2%	4,563	1.1%
19	CommScope Holding Company Inc.	Non Investment Grade	96	0.7%	4,513	1.1%
20	Hartford Financial Services Group Inc	Investment Grade	143	1.0%	4,469	1.1%
21	AT&T Inc.	Investment Grade	425	3.0%	4,068	1.0%
	Total		7,932	56.6%	$241,107	60.5%
Disposition Activities
During the six months ended June 30, 2025, we sold three properties containing approximately 249,000 rentable square feet for an aggregate sales price of $26,900, excluding closing costs. The net proceeds from these sales were used to repay debt and to increase our liquidity.
In July 2025, we sold one property containing approximately 56,000 rentable square feet for a sales price of $2,150, excluding closing costs.
We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale, and we may seek to sell additional properties in the future. As of July 29, 2025, we have entered into agreements to sell three properties containing approximately 376,000 rentable square feet for an aggregate sales price of $28,863, excluding closing costs. We expect to sell two of the three properties under agreement for $10,738 in the third quarter of 2025 and expect to use the proceeds from these sales for general business purposes. We expect the third property under agreement for $18,125 to sell in 2027. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change.
For more information about our disposition activities, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Segment Information
We operate in one business segment: ownership and leasing of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

	Comparable Properties (1) Results Three Months Ended June 30,				Non-Comparable Properties Results Three Months Ended June 30,		Consolidated Results Three Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	2025	2024	$ Change	% Change
Rental income	$103,171	$105,580	$(2,409)	(2.3%)	$11,328	$18,106	$114,499	$123,686	$(9,187)	(7.4%)
Operating expenses:
Real estate taxes	12,070	11,412	658	5.8%	41	3,315	12,111	14,727	(2,616)	(17.8%)
Utility expenses	5,524	4,906	618	12.6%	159	856	5,683	5,762	(79)	(1.4%)
Other operating expenses	23,175	22,822	353	1.5%	8,062	4,329	31,237	27,151	4,086	15.0%
Total operating expenses	40,769	39,140	1,629	4.2%	8,262	8,500	49,031	47,640	1,391	2.9%
Net operating income (2)	$62,402	$66,440	$(4,038)	(6.1%)	$3,066	$9,606	65,468	76,046	(10,578)	(13.9%)

Other expenses:
Depreciation and amortization							43,838	50,391	(6,553)	(13.0%)
Loss on impairment of real estate							2,426	131,732	(129,306)	(98.2%)
Transaction related costs							3,940	—	3,940	n/m
General and administrative							4,816	5,290	(474)	(9.0%)
Total other expenses							55,020	187,413	(132,393)	(70.6%)

Gain (loss) on sale of real estate							159	(64)	223	n/m
Interest and other income							788	226	562	n/m
Interest expense							(52,507)	(38,349)	(14,158)	36.9%
Net gain on early extinguishment of debt							148	225,798	(225,650)	(99.9%)
(Loss) income before income tax (expense) benefit and equity in net losses of investees							(40,964)	76,244	(117,208)	(153.7%)
Income tax (expense) benefit							(94)	107	(201)	(187.9%)
Equity in net losses of investees							(128)	(180)	52	(28.9%)
Net (loss) income							$(41,186)	$76,171	$(117,357)	(154.1%)

Weighted average common shares outstanding (basic and diluted)							71,282	48,648	22,634	46.5%

Per common share amounts (basic and diluted):
Net (loss) income							$(0.58)	$1.56	$(2.14)	(137.2%)

n/m - not meaningful

(1)Comparable properties consists of 117 properties we owned on June 30, 2025 and which we owned continuously since April 1, 2024 and excludes three properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
(2)Our definition of net operating income, or NOI, and our reconciliation of Net (loss) income to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Rental income. Rental income for non-comparable properties decreased $13,098 related to our property disposition activities, partially offset by an increase in rental income at properties affected by significant redevelopment activities of $6,320 related to the conversion of a lease at a mixed-use property to a hotel management agreement and our recognition of the operating revenues of the hotel. Rental income for comparable properties decreased $2,409 as a result of increased vacancies and lower rents from lease renewals at certain of our properties in the 2025 period. Rental income includes non-cash straight line rent adjustments totaling $6,636 in the 2025 period and $7,563 in the 2024 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $159 in the 2025 period and $56 in the 2024 period.

Real estate taxes. Real estate taxes decreased $2,580 related to our property disposition activities, $694 for properties affected by significant redevelopment activities, partially offset by an increase of $658 related to real estate taxes that were previously paid directly by one of our tenants that are now being paid by us pursuant to a lease renewal with that tenant.
Utility expenses. Utility expenses decreased $674 related to our property disposition activities and $23 for properties affected by significant redevelopment activities, partially offset by an increase in comparable properties of $618 primarily due to higher electricity costs.
Other operating expenses. Other operating expenses for non-comparable properties increased $6,929 related to the conversion of a lease at a mixed-use property to a hotel management agreement and our recognition of operating expenses of the hotel, partially offset by a decrease of $3,196 related to our property disposition activities. Other operating expenses for comparable properties increased $353 due to higher repairs and maintenance costs, partially offset by lower insurance costs and property management fee expenses in the 2025 period.
Depreciation and amortization. Depreciation and amortization for non-comparable properties decreased $5,212 related to our property disposition activities, partially offset by an increase of $824 due to the substantial completion of redevelopment activities at certain properties in the 2024 period. Depreciation and amortization for comparable properties declined $2,165 due to certain leasing related assets becoming fully depreciated since April 1, 2024, partially offset by depreciation and amortization of improvements made to certain of our properties since April 1, 2024.
Loss on impairment of real estate. We recorded a $2,426 loss on impairment of real estate in the 2025 period to reduce the carrying value of one property to its estimated fair value less costs to sell. We recorded a $131,732 loss on impairment of real estate in the 2024 period to reduce the carrying value of 13 properties to their estimated fair values less costs to sell.
Transaction related costs. Transaction related costs in the 2025 period consist of costs related to our evaluation of potential financing transactions.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization and a decrease in share-based compensation in the 2025 period compared to the 2024 period.
Gain (loss) on sale of real estate. We recorded a $159 net gain on sale of real estate related to disposition activities in the 2025 period. We recorded a $64 loss on sale of real estate resulting from the sale of one property in the 2024 period.
Interest and other income. The increase in interest and other income is primarily due to higher cash balances invested, partially offset by the effect of lower interest rates earned on cash balances invested in the 2025 period compared to the 2024 period.
Interest expense. The increase in interest expense is due to higher weighted average interest rates in the 2025 period as a result of our financing activities in 2024.
Net gain on early extinguishment of debt. We recorded a net gain on early extinguishment of debt of $148 in the 2025 period related to the reduction of debt principal related to our Senior Note Exchange, partially offset by the write off of unamortized discounts and issuance costs related to the partial redemption of our senior secured notes due 2027. We recorded a gain on early extinguishment of debt of $225,798 in the 2024 period resulting from our exchange of $865,219 of existing unsecured notes for $567,429 of our 9.000% senior secured notes due 2029 in June 2024. For more information regarding the Senior Note Exchange, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Net (loss) income. Net (loss) income and net (loss) income per basic and diluted common share changed in the 2025 period compared to the 2024 period primarily as a result of the changes noted above.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

	Comparable Properties (1) Results Six Months Ended June 30,				Non-Comparable Properties Results Six Months Ended June 30,		Consolidated Results Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	2025	2024	$ Change	% Change
Rental income	$207,071	$212,202	$(5,131)	(2.4%)	$21,043	$50,919	$228,114	$263,121	$(35,007)	(13.3%)
Operating expenses:
Real estate taxes	24,476	23,855	621	2.6%	1,093	6,581	25,569	30,436	(4,867)	(16.0%)
Utility expenses	12,615	11,586	1,029	8.9%	635	2,327	13,250	13,913	(663)	(4.8%)
Other operating expenses	47,095	45,052	2,043	4.5%	15,347	9,426	62,442	54,478	7,964	14.6%
Total operating expenses	84,186	80,493	3,693	4.6%	17,075	18,334	101,261	98,827	2,434	2.5%
Net operating income (2)	$122,885	$131,709	$(8,824)	(6.7%)	$3,968	$32,585	126,853	164,294	(37,441)	(22.8%)

Other expenses:
Depreciation and amortization							87,571	100,732	(13,161)	(13.1%)
Loss on impairment of real estate							2,426	131,732	(129,306)	(98.2%)
Transaction related costs							4,816	233	4,583	n/m
General and administrative							9,874	10,934	(1,060)	(9.7%)
Total other expenses							104,687	243,631	(138,944)	(57.0%)

Loss on sale of real estate							(4,578)	(2,448)	(2,130)	87.0%
Interest and other income							1,950	1,583	367	23.2%
Interest expense							(105,885)	(73,825)	(32,060)	43.4%
Net (loss) gain on early extinguishment of debt							(95)	225,373	(225,468)	(100.0%)
(Loss) income before income tax (expense) benefit and equity in net losses of investees							(86,442)	71,346	(157,788)	n/m
Income tax (expense) benefit							(231)	51	(282)	n/m
Equity in net losses of investees							(380)	(410)	30	(7.3%)
Net (loss) income							$(87,053)	$70,987	$(158,040)	n/m

Weighted average common shares outstanding (basic and diluted)							70,275	48,557	21,718	44.7%

Per common share amounts (basic and diluted):
Net (loss) income							$(1.24)	$1.45	$(2.69)	(185.5%)

n/m - not meaningful
(1)Comparable properties consists of 117 properties we owned on June 30, 2025 and which we owned continuously since January 1, 2024 and excludes three properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
(2)Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Rental income. Rental income for non-comparable properties decreased $41,952 related to our property disposition activities, partially offset by an increase in rental income at properties affected by significant redevelopment activities of $12,076 related to the conversion of a lease at a mixed-use property to a hotel management agreement and our recognition of the operating revenues of the hotel. Rental income for comparable properties decreased $5,131 as a result of increased vacancies and lower rents from lease renewals at certain of our properties in the 2025 period. Rental income includes non-cash straight line rent adjustments totaling $13,492 in the 2025 period and $14,942 in the 2024 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $282 in the 2025 period and $89 in the 2024 period.

Real estate taxes. Real estate taxes decreased $4,611 related to our property disposition activities and $877 for properties affected by significant redevelopment activities, partially offset by an increase of $621 related to real estate taxes that were previously paid directly by one of our tenants that are now being paid by us pursuant to a lease renewal with that tenant.
Utility expenses. Utility expenses decreased $1,602 related to our property disposition activities and $90 for properties affected by significant redevelopment activities, partially offset by an increase in comparable properties of $1,029 primarily due to higher electricity costs.
Other operating expenses. Other operating expenses for non-comparable properties increased $13,039 related to the conversion of a lease at a mixed-use property to a hotel management agreement and our recognition of operating expenses of the hotel, partially offset by a decrease of $7,118 related to our property disposition activities. Other operating expenses for comparable properties increased $2,043 due to higher snow removal and repairs and maintenance costs, partially offset by lower insurance costs and property management fee expenses in the 2025 period.
Depreciation and amortization. Depreciation and amortization for non-comparable properties decreased $10,983 related to our property disposition activities, partially offset by an increase of $2,621 due to the substantial completion of redevelopment activities at certain properties in the 2024 period. Depreciation and amortization for comparable properties declined $4,799 due to certain leasing related assets becoming fully depreciated since January 1, 2024, partially offset by depreciation and amortization of improvements made to certain of our properties since January 1, 2024.
Loss on impairment of real estate. We recorded a $2,426 loss on impairment of real estate in the 2025 period to reduce the carrying value of one property to its estimated fair values less costs to sell. We recorded a $131,732 loss on impairment of real estate in the 2024 period to reduce the carrying value of 13 properties to their estimated fair values less costs to sell.
Transaction related costs. Transaction related costs in the 2025 and 2024 period consist of costs related to our evaluation of potential financing transactions.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization and a decrease in share-based compensation in the 2025 period compared to the 2024 period.
Loss on sale of real estate. We recorded a $4,578 net loss on sale of real estate resulting from the sale of three properties in the 2025 period. We recorded a $2,448 loss on sale of real estate resulting from the sale of one property in the 2024 period.
Interest and other income. The increase in interest and other income is primarily due to higher cash balances invested, partially offset by the effect of lower interest rates earned on cash balances invested in the 2025 period compared to the 2024 period.
Interest expense. The increase in interest expense is due to higher weighted average interest rates in the 2025 period as a result of our financing activities in 2024.
Net (loss) gain on early extinguishment of debt. We recorded a net loss on early extinguishment of debt of $95 in the 2025 period related to the Senior Note Exchange and the write off of unamortized discounts and issuance costs related to the partial redemption of our senior secured notes due 2027. We recorded a net gain on early extinguishment of debt of $225,373 in the 2024 period resulting from our exchange of $865,219 of existing unsecured notes for $567,429 of our 9.000% senior secured notes due 2029 in June 2024. For more information regarding the Senior Note Exchange, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Net (loss) income. Net (loss) income and net (loss) income per basic and diluted common share changed in the 2025 period compared to the 2024 period primarily as a result of the changes noted above.

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
The following table presents the reconciliation of net loss to NOI for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(41,186)	$76,171	$(87,053)	$70,987
Equity in net losses of investees	128	180	380	410
Income tax expense (benefit)	94	(107)	231	(51)
(Loss) income before income tax expense (benefit) and equity in net losses of investees	(40,964)	76,244	(86,442)	71,346
Net (gain) loss on early extinguishment of debt	(148)	(225,798)	95	(225,373)
Interest expense	52,507	38,349	105,885	73,825
Interest and other income	(788)	(226)	(1,950)	(1,583)
(Gain) loss on sale of real estate	(159)	64	4,578	2,448
General and administrative	4,816	5,290	9,874	10,934
Transaction related costs	3,940	—	4,816	233
Loss on impairment of real estate	2,426	131,732	2,426	131,732
Depreciation and amortization	43,838	50,391	87,571	100,732
NOI	$65,468	$76,046	$126,853	$164,294

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
The following table presents the reconciliation of net (loss) income to FFO and Normalized FFO for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(41,186)	$76,171	$(87,053)	$70,987
Add (less): Depreciation and amortization:
Consolidated properties	43,838	50,391	87,571	100,732
Unconsolidated joint venture properties	708	611	1,336	1,253
Loss on impairment of real estate	2,426	131,732	2,426	131,732
(Gain) loss on sale of real estate	(159)	64	4,578	2,448
FFO	5,627	258,969	8,858	307,152
Add (less): Transaction related costs	3,940	—	4,816	233
Net (gain) loss on early extinguishment of debt	(148)	(225,798)	95	(225,373)
Lease termination fees for sold property	—	—	—	(10,524)
Normalized FFO	$9,419	$33,171	$13,769	$71,488

Weighted average common shares outstanding (basic and diluted)	71,282	48,648	70,275	48,557

Per common share amounts (basic and diluted):
Net (loss) income	$(0.58)	$1.56	$(1.24)	$1.45
FFO	$0.08	$5.32	$0.13	$6.33
Normalized FFO	$0.13	$0.68	$0.20	$1.47
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
•our ability to control operating and capital expenses at our properties; and
•our ability to successfully sell properties that we market for sale.

The office industry has been adversely affected by shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as ongoing market and economic conditions, including government spending and budget priorities. Demand for office space continues to face headwinds, including in markets where we have a concentration of properties, such as Washington, D.C., and the duration and ultimate impact of current trends on our properties remains uncertain and subject to change. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. We are actively pursuing several strategic initiatives to improve liquidity, which could include asset sales, debt refinancing or equity issuance opportunities.
We expect to sell properties, or sell an interest in properties through joint venture arrangements, from time to time in order to manage leverage levels or improve our liquidity. During the six months ended June 30, 2025, we sold three properties for an aggregate sales price of $26,900, excluding closing costs. In July 2025, we sold one property containing approximately 56,000 rentable square feet for a sales price of $2,150, excluding closing costs. We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale. As of July 29, 2025, we had three properties containing approximately 376,000 rentable square feet which are under agreement to sell for an aggregate sales price of $28,863. We cannot be sure we will sell any of the properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2025	2024
Cash, cash equivalents and restricted cash at beginning of period	$275,165	$26,714
Net cash provided by (used in):
Operating activities	3,811	58,499
Investing activities	4,506	(21,282)
Financing activities	(191,528)	(29,544)
Cash, cash equivalents and restricted cash at end of period	$91,954	$34,387
The decrease in cash provided by operating activities in the 2025 period was primarily due to higher interest expense and decreased NOI related to property dispositions and reductions in occupied space at certain of our properties in the 2025 period. The change from cash used in investing activities in the 2024 period to cash provided by investing activities in the 2025 period was primarily due to decreased capital expenditures, partially offset by lower proceeds from property sales in the 2025 period. The increase in cash used in financing activities in the 2025 period was primarily due to an increase in net debt repayments in the 2025 period.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to meet cash needs to pay operating or capital expenses and make distributions, we maintain a revolving credit facility. Our obligations under our credit agreement are secured by a pledge by certain of our subsidiaries of all of their respective equity interests in certain of our direct and indirect property owning subsidiaries and first mortgage liens on 19 properties owned by the pledged subsidiaries with a gross book value of real estate assets of $1,032,837 as of June 30, 2025. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments are due until maturity. The maturity date of our credit agreement is January 29, 2027, and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement is based on a rate of SOFR plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at June 30, 2025. As of June 30, 2025, the annual interest rate payable on borrowings under our credit agreement was 7.9%. As of June 30, 2025, and July 29, 2025, we had fully drawn our $325,000 revolving credit facility and $100,000 was outstanding under our term loan.

Senior Notes Redemptions and Repayments
In January 2025, we redeemed, at par plus accrued interest, all $171,586 of our 4.50% senior unsecured notes due 2025 using the proceeds from the issuance of our senior secured notes due 2027 and cash on hand.
In February 2025, in connection with the sale of a collateral property, we redeemed, at par plus accrued interest, $5,469 of our senior secured notes due 2027.
Our senior secured notes due 2027 require quarterly principal repayments of $6,500. As of June 30, 2025, we have made $13,000 of scheduled quarterly principal repayments on these notes in 2025.
In July 2025, in connection with the sale of a collateral property, we redeemed, at par plus accrued interest, $2,029 of our senior secured notes due 2027.
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
As of June 30, 2025, our debt maturities (other than our revolving credit facility), consisting of senior notes, a term loan and mortgage notes, were as follows:

Year	Debt Maturities
2025	$13,000
2026	279,460
2027	346,298
2028	123,487
2029	910,278
2030 and thereafter	332,395
Total	$2,004,918
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
In addition to our debt obligations, as of June 30, 2025, we had estimated unspent leasing related obligations of $72,394, of which we expect to spend $42,748 over the next 12 months.
Share Issuances
In March 2025, we entered into a sales agreement with the Agent pursuant to which we may issue and sell our common shares from time to time in transactions that are deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, for up to an aggregate sales price of $100,000. We are required to pay the Agent a cash commission of 3% of the gross sales prices of any common shares we sell under the ATM Program. During the three months ended June 30, 2025, we sold an aggregate 3,933,346 of our common shares under the ATM Program valued at a weighted average share price of $0.26 for net proceeds of $961 after deducting Agent commissions and other offering costs. During the six months ended June 30, 2025, we sold an aggregate 4,171,689 of our common shares under the ATM Program valued at a weighted average share price of $0.27 for net proceeds of $1,106 after deducting Agent commissions and other offering costs.
As of July 30, 2025, our total available liquidity was comprised of $90,102 of cash and our near-term obligations include outstanding lease obligations of $72,394 and principal debt repayments of $13,000 in 2025 and $277,431 in 2026. We are evaluating strategies to address our upcoming debt obligations, which could include potential asset sales, future debt exchanges or equity issuances. We cannot be sure that we will be able to obtain any future financing, and any such financing we may obtain may not be sufficient to repay our debt. If we are unable to obtain sufficient funds, our Board of Trustees may consider a reorganization in a bankruptcy court. As a result of the foregoing, we have concluded that there is substantial doubt about our ability to continue as a going concern.
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
During the six months ended June 30, 2025, we paid quarterly distributions to our shareholders totaling $1,407 using cash on hand. On July 10, 2025, we suspended our regular quarterly distribution payable on our common shares to preserve our cash. For more information regarding the distributions we paid and declared during 2024, see Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We owned a 51% interest in an unconsolidated joint venture which owned two properties at June 30, 2025. As of June 30, 2025, the properties owned by this joint venture were encumbered by $49,557 principal amount of mortgage indebtedness, none of which is recourse to us. As of June 30, 2025, we did not control the activities that are most significant to this joint venture and, as a result, we accounted for our investment in this joint venture under the equity method of accounting. For more information on the financial condition and results of operations of this joint venture, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than this joint venture, as of June 30, 2025, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations as of June 30, 2025 consisted of $325,000 of borrowings outstanding under our revolving credit facility, $100,000 outstanding principal amount under our secured term loan, an outstanding principal balance of $1,827,598 of senior notes and mortgage notes with an outstanding principal balance of $177,320. Also, the two properties owned by the joint venture in which we owned a 51% interest secured an additional mortgage note. Our senior notes are governed by indentures and their supplements. Our credit agreement and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above $0.01 per common share per quarter. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
The following table presents our senior notes and credit agreement covenants as of June 30, 2025:

Maintenance Covenant
Total unencumbered assets / unsecured debt (minimum 150.0%)	161.6%

Incurrence Covenants
Total debt / adjusted total assets (maximum 60.0%)	49.8%
Secured debt / adjusted total assets (maximum 40.0%)	39.8%
Consolidated income available for debt service / debt service (minimum 1.50x)	1.51x
As of June 30, 2025, we were in compliance with all of the terms and conditions of our respective covenants under our credit agreement and our senior notes indentures and their supplements, which reinstates our ability to incur secured debt.

However, our ability to incur debt is limited due to the narrow margin by which these covenant ratios are below or above the minimum or maximum allowed levels.
As of June 30, 2025, adjusted total assets for covenant purposes as defined in our senior notes indentures were $4,877,317. Assets serving as collateral under our credit agreement, our secured senior notes or mortgage notes represented $4,083,970 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered assets represented $793,347 of adjusted total assets.
The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP as of June 30, 2025:

Total assets	$3,560,949
Plus: accumulated depreciation	678,368
Plus: adjustments to reflect original cost of real estate assets	968,156
Less: accounts receivable and intangibles	(330,156)
Adjusted total assets	$4,877,317
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2025:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	5,300	$0.41	—	$—
May 1, 2025 - May 31, 2025	7,406	0.33	—	—
June 1, 2025 - June 30, 2025	5,359	0.20	—	—
Total	18,065	$0.31	—	$—
(1)    These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former officer of ours and certain other former officers and employees of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
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

10.1	Second Amended and Restated Office Properties Income Trust 2009 Incentive Share Award Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2025.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ Yael Duffy
Yael Duffy
President and Chief Operating Officer
Dated: July 30, 2025

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: July 30, 2025