Form 10-Q
period 2025-09-30
OFFICE PROPERTIES INCOME TRUST
filed 2026-05-22
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

617-219-1440
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 18, 2026: 73,941,128

References in this Quarterly Report on Form 10-Q to the Company, OPI, we, us or our mean Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2025

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Real estate properties:
Land	$706,623	$711,039
Buildings and improvements	2,960,000	2,946,520
Total real estate properties, gross	3,666,623	3,657,559
Accumulated depreciation	(698,898)	(618,650)
Total real estate properties, net	2,967,725	3,038,909
Assets of properties held for sale	6,015	32,199
Investment in unconsolidated joint venture	16,875	17,370
Acquired real estate leases, net	160,345	193,739
Cash and cash equivalents	44,609	261,318
Restricted cash	14,550	13,847
Rents receivable	162,630	155,668
Deferred leasing costs, net	95,538	97,642
Other assets, net	33,098	11,594
Total assets	$3,501,385	$3,822,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$488,708	$662,277
Secured debt, net	1,879,478	1,872,357
Liabilities of properties held for sale	712	765
Accounts payable and other liabilities	119,561	118,689
Due to related persons	4,477	5,869
Assumed real estate lease obligations, net	8,649	9,525
Total liabilities	2,501,585	2,669,482

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 250,000,000 shares authorized, 73,943,439 and 69,824,743 shares issued and outstanding, respectively	739	698
Additional paid in capital	2,658,302	2,656,548
Cumulative net loss	(189,325)	(35,933)
Cumulative common distributions	(1,469,916)	(1,468,509)
Total shareholders’ equity	999,800	1,152,804
Total liabilities and shareholders’ equity	$3,501,385	$3,822,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Rental income	$109,127	$120,620	$337,241	$383,741

Expenses:
Real estate taxes	13,648	16,927	39,217	47,363
Utility expenses	7,718	7,869	20,968	21,782
Other operating expenses	30,739	26,619	93,181	81,097
Depreciation and amortization	42,834	46,047	130,405	146,779
Loss on impairment of real estate	—	41,847	2,426	173,579
Transaction related costs	22,904	738	27,720	971
General and administrative	4,964	4,927	14,838	15,861
Total expenses	122,807	144,974	328,755	487,432

Gain (loss) on sale of real estate	6	8,456	(4,572)	6,008
Interest and other income	802	196	2,752	1,779
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $11,986, $2,183, $35,269 and $9,261 respectively)	(53,259)	(42,580)	(159,144)	(116,405)
Net (loss) gain on early extinguishment of debt	(354)	264	(449)	225,637
(Loss) income before income tax benefit (expense) and equity in net losses of investees	(66,485)	(58,018)	(152,927)	13,328
Income tax benefit (expense)	261	(230)	30	(179)
Equity in net losses of investees	(115)	(166)	(495)	(576)
Net (loss) income	$(66,339)	$(58,414)	$(153,392)	$12,573

Weighted average common shares outstanding (basic and diluted)	73,480	51,197	71,355	49,444

Per common share amounts (basic and diluted):
Net (loss) income	$(0.90)	$(1.14)	$(2.15)	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Loss	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2024	69,824,743	$698	$2,656,548	$(35,933)	$(1,468,509)	$1,152,804
Issuance of common shares, net	238,343	3	142	—	—	145
Common share grants	—	—	279	—	—	279
Net loss	—	—	—	(45,867)	—	(45,867)
Distributions to common shareholders	—	—	—	—	(698)	(698)
Balance at March 31, 2025	70,063,086	701	2,656,969	(81,800)	(1,469,207)	1,106,663
Issuance of common shares, net	3,933,346	39	922	—	—	961
Common share grants	—	—	205	—	—	205
Common share forfeitures and repurchases	(20,242)	—	(6)	—	—	(6)
Net loss	—	—	—	(41,186)	—	(41,186)
Distributions to common shareholders	—	—	—	—	(709)	(709)
Balance at June 30, 2025	73,976,190	740	2,658,090	(122,986)	(1,469,916)	1,065,928
Common share grants	—	—	238	—	—	238
Common share repurchases	(32,751)	(1)	(26)	—	—	(27)
Net loss	—	—	—	(66,339)	—	(66,339)
Balance at September 30, 2025	73,943,439	$739	$2,658,302	$(189,325)	$(1,469,916)	$999,800
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

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(153,392)	$12,573
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	90,224	89,587
Net amortization of debt premiums, discounts and issuance costs	35,269	9,261
Amortization of acquired real estate leases and assumed real estate lease obligations, net	31,336	49,055
Amortization of deferred leasing costs	10,539	9,562
Loss (gain) on sale of real estate	4,572	(6,008)
Loss on impairment of real estate	2,426	173,579
Net gain on early extinguishment of debt	(1,134)	(238,008)
Straight line rental income	(18,242)	(23,796)
Other non-cash expenses, net	231	587
Equity in net losses of investees	495	576
Change in assets and liabilities:
Rents receivable	(943)	6,830
Deferred leasing costs	(12,471)	(18,231)
Other assets	(10,601)	(4,320)
Accounts payable and other liabilities	14,719	(18,686)
Due to related persons	(1,393)	(1,119)
Net cash (used in) provided by operating activities	(8,365)	41,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(35,781)	(93,081)
Proceeds from sale of property, net	28,266	79,830
Net cash used in investing activities	(7,515)	(13,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior unsecured notes	(171,600)	(350,242)
Proceeds from issuance of senior secured notes	—	280,500
Repayment of senior secured notes	(26,998)	—
Borrowings on revolving credit facility	—	327,000
Repayments on revolving credit facility	—	(332,000)
Borrowings on secured term loan	—	100,000
Payment of debt issuance costs	(1,195)	(42,226)
Proceeds from issuance of common shares, net	1,106	—
Repurchases of common shares	(32)	(191)
Distributions to common shareholders	(1,407)	(1,477)
Net cash used in financing activities	(200,126)	(18,636)

(Decrease) increase in cash, cash equivalents and restricted cash	(216,006)	9,555
Cash, cash equivalents and restricted cash at beginning of period	275,165	26,714
Cash, cash equivalents and restricted cash at end of period	$59,159	$36,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$115,390	$121,651
Income taxes paid	$151	$302

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$8,872	$16,595
Capitalized interest	$—	$969

NON-CASH FINANCING ACTIVITIES:
Extinguishment of unsecured senior notes in exchange for senior priority guaranteed unsecured notes	$(6,537)	$—
Extinguishment of unsecured senior notes in exchange for senior secured notes and common shares	$—	$(295,462)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2025	2024
Cash and cash equivalents	$44,609	$22,363
Restricted cash (1)	14,550	13,906
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$59,159	$36,269
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
Chapter 11 Bankruptcy Proceedings
On October 30, 2025, or the Petition Date, OPI and certain of its subsidiaries, or the Debtors, voluntarily commenced cases, or the Chapter 11 Cases, under chapter 11 of title 11, or Chapter 11, of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, or the Bankruptcy Court. In connection with the filing of the Chapter 11 Cases, OPI entered into a Restructuring Support Agreement, or the RSA, with certain holders of our 9.00% senior secured notes due September 2029, or the September 2029 Notes, to implement a court-supervised financial restructuring pursuant to the transactions contemplated in the RSA. In connection with the Chapter 11 Cases, certain holders of the September 2029 Notes provided OPI with a $125,000 debtor-in-possession financing (as described further below), or the DIP Facility, which was approved by the Bankruptcy Court on a final basis on February 4, 2026.
The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors are authorized to pay all debts and honor all obligations arising in the ordinary course of our business after the Petition Date. However, generally, the Debtors may not pay third-party claims or creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without prior approval of the Bankruptcy Court.
While the commencement of the Chapter 11 Cases constituted an event of default under certain of our debt agreements, enforcement of any remedies in respect of which is automatically stayed during the pendency of the Chapter 11 Cases. There are a number of risks and uncertainties associated with our bankruptcy proceedings, including, among others, that our prearranged plan of reorganization may not become effective.
On April 21, 2026, the Debtors filed the Fourth Amended Joint Chapter 11 Plan of Reorganization of Office Properties Income Trust and Its Debtor Affiliates, or the Plan. On April 22, 2026, the Bankruptcy Court entered the Order Confirming Fourth Amended Joint Chapter 11 Plan of Reorganization of Office Properties Income Trust and Its Debtor Affiliates confirming the Plan. After the satisfaction or waiver of the conditions precedent to the effectiveness of the Plan, the Debtors intend to effect the transactions contemplated by the Plan and emerge from Chapter 11 protection. There are a number of risks and uncertainties associated with our bankruptcy proceedings, including, among others, that the Plan may not become effective.
The Plan generally contemplates, among other things, that the following transactions and creditor treatment will be implemented:

•Holders of the September 2029 Notes will convert their debt into (i) $300,000 in newly issued 10.000% senior secured notes due 2031, or the Secured Exit Notes, and (ii) up to $120,000 of Secured Exit Notes and $98,000 in newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan), or the Recovery Pool, certain holders of the September 2029 Notes will be able to elect any combination of Secured Exit Notes and reorganized

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)(unaudited)
common equity up to their pro rata portion of the Recovery Pool, while the non-electing holders will receive their fixed pro rata portion of the Recovery Pool;
•Holders of our 3.25% Senior Secured Notes due 2027 will convert their debt into $385,000 in newly issued 8.375% senior secured notes due 2029, to be issued by a wholly owned subsidiary of OPI;
•Holders of our 8.00% senior priority guaranteed unsecured notes due 2030, or the 2030 Notes, will receive 100% of their claims in newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan);
•Our existing secured revolving credit facility and term loan will be amended and restated;
•Our 9.00% Senior Secured Notes due March 2029 will be reinstated and rendered unimpaired;
•Any claims under our mortgage notes will be unimpaired;
•Holders of DIP Facility claims will receive (x) newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan) at a discount to Plan value of 37%; (y) in respect of the upfront fee under the DIP Facility, reorganized common equity (subject to dilution pursuant to the Plan) to be issued at a discount to Plan value of 37% and (z) in respect of the anchor capital commitment fee and the exit fee under the DIP Facility, reorganized common equity (subject to dilution pursuant to the Plan) to be issued at Plan value;
•Holders of our other series of unsecured notes and certain unsecured deficiency claims will be treated as follows:
◦Holders of our other series of unsecured notes will receive their pro rata share of 6.3% of newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan), new warrants and the opportunity to participate in an equity rights offering in the aggregate amount of $35,000;
◦Holders of unsecured deficiency claims relating to the September 2029 Notes will receive their pro rata share of 5.3% of newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan);
•Allowed administrative claims, priority tax claims, other secured claims, trade and vendor claims and other priority claims will be paid in full in cash or receive such other treatment reinstating such claims or rendering such claims unimpaired;
•Other general unsecured claims that are allowed for $25 or less will be paid in full in cash and other general unsecured claims that are allowed for more than $25 may receive $25 in cash; and
•Holders of our common shares prior to the effective date of the Plan will not receive any distribution and such common shares will be cancelled, released and discharged on the effective date of the Plan.
The Plan also contemplates a new business management agreement and new property management agreements with The RMR Group LLC, or RMR, which agreements would take effect upon effectiveness of the Plan. The initial term of the new management agreements will be five years, with the annual fee under the business management agreement set at $14,000 per year for the first two years and the fees under our property management agreements being consistent with the fees under the existing property management agreement. In addition to the management fees, the Plan contemplates that we will issue to RMR, on the effective date of the Plan, 2% of the reorganized common equity, and, following the effective date of the Plan, we may issue up to an additional 8% of the reorganized common equity based on the satisfaction of certain financial tests. Our current management agreements with RMR will remain in effect during the pendency of the Chapter 11 Cases, and RMR will continue to manage our business in the ordinary course. See Note 9 for more information regarding our existing management agreements with RMR.
DIP Term Loan Credit Agreement
On November 5, 2025, the Bankruptcy Court entered an interim order allowing us to enter into a secured debtor-in-possession term loan credit agreement, or the Initial DIP Credit Agreement. The Initial DIP Credit Agreement provided for a multiple draw secured debtor-in-possession term loan facility in an aggregate principal amount of up to $125,000. An initial borrowing of $10,000 was made following the entry of the interim order and our entry into the Initial DIP Credit Agreement on November 6, 2025.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)(unaudited)
On February 5, 2026, we entered into an amended and restated DIP term loan credit agreement, or the A&R DIP Credit Agreement pursuant to a final order entered by the Bankruptcy Court on February 4, 2026. The A&R DIP Credit Agreement provides for the DIP Facility, a multiple draw secured debtor-in-possession term loan facility in an aggregate principal amount of up to $125,000, of which: (a) we borrowed $10,000 on November 6, 2025 pursuant to an interim order entered by the Bankruptcy Court; (b) $75,000 was made available to us and drawn as follows: (i) we borrowed $64,300 on February 5, 2026, and (ii) we borrowed $10,700 on March 13, 2026; and (c) we borrowed $40,000, or the Tranche B Term Loan, on April 7, 2026. The DIP Facility had an original maturity date of May 4, 2026, with the option to extend under circumstances. In May 2026, the maturity date was extended to May 31, 2026. Borrowings under the DIP Facility may be repaid in reorganized common equity or cash, at the Debtors’ election. On April 5, 2026, the Debtors filed a notice of their intent to equitize the DIP Facility with the Bankruptcy Court.
Borrowings under the DIP Facility bear interest, payable in cash, at a rate of 12.00% per annum. Fees and expenses under the DIP Facility include: (a) an upfront fee equal to (i) cash at 2.25% of the lenders’ commitments or (ii) common equity of the reorganized OPI in an aggregate amount equal to 3.60% of the commitments, which fee was earned upon the initial funding of each loan under the DIP Facility and is payable in kind; (b) an anchor capital commitment fee of 10.00% of the lenders’ commitments under the DIP Facility payable to certain backstop parties, which was earned upon the initial funding of the DIP Facility, and may be paid, at our election, in cash or common equity of the reorganized company; and (c) an exit fee of 4.50% of the aggregate borrowings under the DIP Facility, which is due and payable upon the repayment of any loans under the DIP Facility, at our election, in cash or common equity of the reorganized company. In the event of a voluntary prepayment, we are required to pay, for the ratable account of each lender, in cash a prepayment premium equal to 1.0% multiplied by the sum of the principal amount of the borrowings that are being repaid at such time. A commitment fee is also due for the ratable account of each Tranche B Term Loan lender, in an aggregate amount equal to 0.75% per annum times the actual daily amount of the aggregate undrawn Tranche B Term Loan commitments.
The DIP Facility contains customary conditions precedent, representations and warranties, affirmative and negative covenants, milestones for the Chapter 11 Cases, events of default, and other terms and conditions customary for financings of this type. The DIP Facility obligations are entitled to superpriority administrative expense claims and secured by first-priority liens on certain of our unencumbered assets and junior-priority liens on certain of our encumbered assets.
Under the Bankruptcy Code, we may assume, modify, assign or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and to certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves us from performing the future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires us to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease in these financial statements including, where applicable, the express termination rights thereunder or a quantification of their obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under the Bankruptcy Code.
The Plan has not yet become effective as of the date of filing of this Quarterly Report on Form 10-Q. Effectiveness of the Plan is subject to a number of conditions precedent. There can be no assurance that all conditions to the effectiveness of the Plan will be satisfied or waived, or that the Plan will become effective on the timeline currently contemplated, or at all.
Going Concern
Substantial doubt about our ability to continue as a going concern exists due to (1) insufficient liquidity to satisfy our obligations as they come due, (2) limited alternatives available to us to obtain debt or equity financing, (3) inability to refinance our maturing debt, and (4) the resulting Chapter 11 Cases. Our ability to continue as a going concern is contingent upon, among other things, our ability to implement the Plan and generate sufficient liquidity following the reorganization to meet our obligations, restructured debt obligations and operating needs.
The transactions contemplated by the Plan are subject to certain conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. As a result, we have concluded that management’s plans at this stage do not alleviate substantial doubt about our ability to continue as a going concern.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)(unaudited)
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Bankruptcy Accounting
The accompanying unaudited condensed consolidated financial statements do not reflect the effects of the Chapter 11 Cases. Effective on the Petition Date, we began applying Financial Accounting Standards Board Accounting Standards Codification Topic 852, Reorganizations, or ASC 852, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing certain liabilities subject to compromise, or LSTC, in the condensed consolidated balance sheet. In addition, the condensed consolidated statement of comprehensive income (loss) must distinguish transactions directly associated with the reorganization separately as reorganization items, net. These items include the write off of unamortized discounts, premiums and issuance costs related to debt classified as LSTC, which amounted to $25,429 as of the Petition Date. We did not meet the conditions for the application of ASC 852 as of September 30, 2025, as the Chapter 11 Cases occurred subsequent to that date.
Upon emergence from bankruptcy on the effective date of the Plan, we expect to qualify for fresh-start reporting. In order to qualify for fresh-start reporting (i) the holders of existing voting shares of OPI prior to its emergence must receive less than 50% of the outstanding voting shares of the reorganized company following its emergence from bankruptcy and (ii) the reorganization value of OPI’s assets immediately prior to confirmation of the Plan must be less than the post-petition liabilities and allowed claims. Under the principles of fresh-start reporting, a new reporting entity, or the Successor, will be considered to have been created, and, as a result, the Successor will allocate the reorganization value of the Successor to its individual assets based on their estimated fair values.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerators:
Net (loss) income	$(66,339)	$(58,414)	$(153,392)	$12,573
Income attributable to unvested participating securities	—	(2)	(12)	(74)
Net (loss) income used in calculating earnings per common share	$(66,339)	$(58,416)	$(153,404)	$12,499

Denominators:
Weighted average common shares outstanding - basic and diluted	73,480	51,197	71,355	49,444

Net (loss) income per common share - basic and diluted	$(0.90)	$(1.14)	$(2.15)	$0.25
Note 3. Real Estate Properties
As of September 30, 2025, our 124 wholly owned properties contained approximately 17,214,000 rentable square feet, with an undepreciated carrying value of $3,674,139, including $7,516 classified as held for sale. We also had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2025 and 2044. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended September 30,

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)(unaudited)
2025, we entered into 11 leases for approximately 182,000 rentable square feet for a weighted (by rentable square feet) average lease term of 4.3 years, and we made commitments of $2,509 for leasing related costs. During the nine months ended September 30, 2025, we entered into 37 leases for approximately 821,000 rentable square feet for a weighted (by rentable square feet) average lease term of 6.5 years, and we made commitments of $21,106 for leasing related costs. As of September 30, 2025, we had estimated unspent leasing related obligations of $67,223.
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
Disposition Activities
During the nine months ended September 30, 2025, we sold four properties containing approximately 305,000 rentable square feet for an aggregate sales price of $29,050, excluding closing costs. The sales of these properties, as presented in the table below, do not represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
February 2025	1	Parsippany, NJ	100,000	$5,750	$(4,641)	$—
February 2025	2	Santa Clara, CA	149,000	21,150	42	—
July 2025	1	Detroit, MI	56,000	2,150	27	(2,426)
	4		305,000	$29,050	$(4,572)	$(2,426)
(1)Gross sales price is the contract price, excluding closing costs.
As of September 30, 2025, we had three properties, including two properties classified as held for sale, under agreement to sell for an aggregate sales price of $28,863, excluding closing costs, as summarized below:

Date of Sale Agreement	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)
October 2024	2	Tempe, AZ (2)	101,000	$10,738
December 2024	1	Reston, VA(3)	275,000	18,125
	3		376,000	$28,863
(1)Gross sales price is the contract price, excluding closing costs.
(2)Classified as held for sale as of September 30, 2025. These properties were sold in December 2025 for a gross sales price of $11,038, excluding closing costs.
(3)Property did not meet held for sale criteria as of September 30, 2025.

The pending sales in the preceding table are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change. See Note 8 for more information regarding our properties held for sale.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)(unaudited)
Unconsolidated Joint Venture
As of September 30, 2025, we owned an interest in one joint venture that owned two properties. We accounted for this investment under the equity method of accounting.
As of September 30, 2025 and December 31, 2024, our investment in our unconsolidated joint venture is as follows:

		OPI Carrying Value of Investment at
Joint Venture	OPI Ownership	September 30, 2025	December 31, 2024	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$16,875	$17,370	2	Fairfax, VA	346
As of September 30, 2025 and December 31, 2024, the mortgage debt of our unconsolidated joint venture is as follows:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at September 30, 2025 (2)	Principal Balance at December 31, 2024 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$49,333	$50,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interest in the joint venture we did not own. None of the debt is recourse to us.
The filing of the Chapter 11 Cases constituted an event of default under the mortgage note secured by the properties owned by the Prosperity Metro Plaza joint venture. The Prosperity Metro Plaza joint venture remains current on debt service under this mortgage note and continues to own, operate and lease the collateral properties.
As of September 30, 2025, the unamortized basis difference of our joint venture of $652 was primarily attributable to the difference between the amount we paid to purchase our interest in the joint venture, including transaction costs, and the historical carrying value of the net assets of the joint venture. The difference is being amortized over the remaining useful life of the related property and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
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
We recorded rental income under our leases of $103,049 and $120,620 during the three months ended September 30, 2025 and 2024, respectively, and $314,593 and $383,741 during the nine months ended September 30, 2025 and 2024, respectively, including adjustments to increase rental income to record revenue on a straight line basis by $4,750 and $8,854 during the three months ended September 30, 2025 and 2024, respectively, and $18,242 and $23,796 during the nine months ended September 30, 2025 and 2024, respectively. Rents receivable, excluding properties classified as held for sale, included $146,693 and $140,132 of straight line rent receivables at September 30, 2025 and December 31, 2024, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $19,947 and $58,717 for the three and nine months ended September 30, 2025, respectively, of which tenant reimbursements totaled $19,161 and $56,417,

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)(unaudited)
respectively. For the three and nine months ended September 30, 2024, such payments totaled $22,291 and $65,120, respectively, of which tenant reimbursements totaled $21,271 and $61,667, respectively.
Note 5. Concentration
Tenant and Credit Concentration
As of September 30, 2025 and 2024, the U.S. government and certain state and other government tenants combined were responsible for approximately 25.5% and 24.5%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 17.0% and 16.6% of our annualized rental income as of September 30, 2025 and 2024, respectively. We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Geographic Concentration
As of September 30, 2025, our 124 wholly owned properties were located in 29 states and the District of Columbia. Properties located in Virginia, California, Illinois, Georgia and Texas were responsible for approximately 14.2%, 11.6%, 11.1%, 10.6% and 10.1% of our annualized rental income as of September 30, 2025, respectively.
Note 6. Indebtedness
Credit Agreement, Senior Notes and Mortgage Notes
Our principal debt obligations as of September 30, 2025 were: (1) $325,000 of outstanding borrowings under our $325,000 secured revolving credit facility; (2) $100,000 outstanding principal amount under our secured term loan; (3) $1,819,069 aggregate outstanding principal amount of senior notes and (4) $177,320 aggregate outstanding principal amount of mortgage notes.
Our $325,000 secured revolving credit facility and $100,000 secured term loan are governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders. As collateral for all loans and other obligations under our credit agreement, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 19 properties that had a gross book value of real estate assets of $1,034,776 as of September 30, 2025. The maturity date of our credit agreement is January 29, 2027. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement through the Petition Date was at a rate of the secured overnight financing rate plus a margin of 350 basis points. Effective on the Petition Date, interest payable on borrowings under our credit agreement changed to a rate of the U.S. federal prime rate plus a margin of 250 basis points. Effective February 4, 2026, in accordance with an order entered by the Bankruptcy Court, the margin increased to 450 basis points pursuant to the default rate stipulated in our credit agreement. We are also required to pay an unused facility fee on the amount of total lending commitments of 25 to 35 basis points per annum based on amounts outstanding. As of September 30, 2025 and May 18, 2026, our $325,000 revolving credit facility was fully drawn and $100,000 was outstanding under our term loan. As of September 30, 2025, the annual interest rate payable on borrowings under our credit agreement was 7.7%. The weighted average annual interest rate for borrowings under our credit agreement for both the three and nine months ended September 30, 2025 was 7.9% and for the three and nine months ended September 30, 2024 was 8.9%.
Senior Notes Redemptions and Repayments
In January 2025, we redeemed, at par plus accrued interest, all of the remaining $171,586 of our 4.50% senior unsecured notes due 2025.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)(unaudited)
In February 2025, in connection with the sale of a collateral property, we redeemed, at par plus accrued interest, $5,469 of our senior secured notes due 2027. As a result, we recorded a loss on early extinguishment of debt of $928 during the nine months ended September 30, 2025, which represented the unamortized discounts and issuance costs related to these notes.
In July 2025, in connection with the sale of a collateral property, we redeemed, at par plus accrued interest, $2,029 of our senior secured notes due 2027. As a result, we recorded a loss on early extinguishment of debt of $285 during the nine months ended September 30, 2025 which represented the unamortized discounts and issuance costs related to these notes.
Our senior secured notes due 2027 require quarterly principal repayments of $6,500 and an additional $117,502 principal repayment in March 2026. During the nine months ended September 30, 2025, we made $19,500 of scheduled quarterly principal repayments on these notes. We did not make any required principal payments following the Petition Date.

Senior Notes Exchange
In March 2025, we exchanged $14,439 of new 8.00% senior priority guaranteed unsecured notes, or the 2030 Notes, for an aggregate $20,990 of our outstanding unsecured senior notes, or the Existing Notes, and such transaction, the Senior Note Exchange, as follows:

Existing Notes Exchanged	Aggregate Principal Amount of Existing Notes Accepted for Exchange	Aggregate Principal Amount of New Notes Delivered
Existing 2.650% 2026 Notes	$6,559	$5,836
Existing 2.400% 2027 Notes	2,478	1,882
Existing 3.450% 2031 Notes	11,953	6,721
Total	$20,990	$14,439
The 2030 Notes are fully and unconditionally guaranteed on a joint, several and unsecured basis by certain of our subsidiaries which also guarantee our senior secured notes due 2027. The 2030 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 12, 2029. During the nine months ended September 30, 2025, we recorded an aggregate gain related to the Senior Note Exchange of $764, or $0.01 per common share, which is included in net (loss) gain on early extinguishment of debt in our condensed consolidated statements of comprehensive income (loss).
Our credit agreement and senior notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and senior notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the level of $0.01 per common share per quarter. As of September 30, 2025, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and our senior notes indentures and their supplements.
The filing of the Chapter 11 Cases constituted an event of default under our credit agreement and senior notes indentures and their supplements which accelerated amounts due under the applicable agreements. Efforts to enforce financial obligations under the applicable agreements are stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Our credit agreement is being amended and restated pursuant to the Plan to resolve any defaults thereunder and address certain terms to facilitate the Debtors’ restructuring. The amended and restated credit agreement will become effective on the effective date of the Plan.
As of September 30, 2025, seven of our properties with an aggregate gross book value of real estate assets of $305,809 were encumbered by mortgage notes, or our Mortgage Notes, with an aggregate principal amount of $177,320. Our Mortgage Notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants. The borrowers under our Mortgage Notes, or the Mortgage Note Borrowers, are certain of our subsidiaries that are not included in the Chapter 11 Cases. However, we provide certain guarantees under our Mortgage Notes, and as a result, the filing of the Chapter 11 Cases constituted an event of default under our Mortgage Notes and each Mortgage Note was transferred to special servicing. The Mortgage Note Borrowers continue to own, operate and lease the applicable collateral properties and remain current on their debt service obligations. As of May 18, 2026, two of the Mortgage Note Borrowers have entered into waiver

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)(unaudited)
agreements with their respective lenders. We remain in negotiation with the special servicers and lenders of our other Mortgage Notes regarding potential waiver agreements.
Note 7. Fair Value of Assets and Liabilities
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, amounts due from related persons, accounts payable, a revolving credit facility, a term loan, senior notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At September 30, 2025 and December 31, 2024, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of September 30, 2025		As of December 31, 2024
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.500% interest rate, due in 2025 (2)	$—	$—	$171,607	$169,302
Senior unsecured notes, 2.650% interest rate, due in 2026	133,497	27,213	139,578	106,078
Senior unsecured notes, 2.400% interest rate, due in 2027	78,109	14,800	80,486	49,475
Senior secured notes, 3.250% interest rate, due in 2027	369,303	347,466	363,432	383,806
Senior secured notes, 9.000% interest rate, due in March 2029	279,932	305,754	275,632	293,100
Senior secured notes, 9.000% interest rate, due in September 2029	632,710	390,399	637,052	529,436
Senior priority guaranteed unsecured notes, 8.000% interest rate, due in 2030 (3)	18,139	10,752	—	—
Senior unsecured notes, 3.450% interest rate, due in 2031	101,723	19,375	113,511	49,688
Senior unsecured notes, 6.375% interest rate, due in 2050	157,241	27,540	157,096	80,676
Mortgage notes payable	173,610	182,291	172,912	177,295
Total	$1,944,264	$1,325,590	$2,111,306	$1,838,856
(1)Includes net unamortized debt premiums, discounts and issuance costs totaling $52,128 and $90,218 as of September 30, 2025 and December 31, 2024, respectively.
(2)These senior notes were redeemed in January 2025.
(3)These senior notes were issued in March 2025.
We estimated the fair values of our senior notes (except for our senior priority guaranteed unsecured notes due 2030 and senior unsecured notes due 2050) using an average of the bid and ask price of the notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair value of our senior unsecured notes due 2050 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our senior priority guaranteed unsecured notes due 2030 and our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values. The fair values presented are estimates and may not represent what investors may expect to receive as a result of the Chapter 11 Cases.
Note 8. Shareholders’ Equity
Share Purchases
During the nine months ended September 30, 2025, we purchased 50,816 of our common shares, valued at a weighted average share price of $0.65, from a former officer of ours and certain current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the applicable purchase dates.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)(unaudited)
Distributions
During the nine months ended September 30, 2025, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$698
April 10, 2025	April 22, 2025	May 15, 2025	0.01	709
			$0.02	$1,407
In July 2025, we announced the suspension of our quarterly distribution on our common shares in order to preserve our cash. We do not expect to pay any future distributions prior to the conclusion of the Chapter 11 Cases.
Share Issuances
In March 2025, we entered into a sales agreement with Clear Street LLC, or the Agent, pursuant to which we may issue and sell our common shares from time to time, in transactions that are deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, for up to an aggregate sales price of $100,000, or the ATM Program. We are required to pay the Agent a cash commission of 3% of the gross sales prices of any common shares we sell under the ATM Program. During the nine months ended September 30, 2025, we sold an aggregate 4,171,689 of our common shares under the ATM Program valued at a weighted average share price of $0.27 for net proceeds of $1,106 after deducting Agent commissions and other offering costs. We did not sell any common shares under the ATM Program subsequent to June 30, 2025.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)(unaudited)
For the three and nine months ended September 30, 2025 and 2024, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

	Financial Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	Line Item	2025	2024	2025	2024
Pursuant to business management agreement:
Business management fees (1)	General and administrative expenses	$3,063	$3,052	$9,214	$9,919

Pursuant to property management agreement:
Property management fees (2)	Other operating expenses	$2,890	$3,234	$8,586	$10,391
Construction supervision fees	Buildings and improvements (3)	325	478	974	2,284
		$3,215	$3,712	$9,560	$12,675
Expense reimbursement:
Property level expenses	Other operating expenses	$4,584	$6,651	$15,753	$19,455
Other reimbursed expenses	General and administrative expenses	51	83	152	248
		$4,635	$6,734	$15,905	$19,703
(1)The net business management fees we recognized for the three months ended September 30, 2025 and 2024 each reflect a reduction of $150 and for the nine months ended September 30, 2025 and 2024 each reflect a reduction of $452 for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)The net property management fees we recognized for the three months ended September 30, 2025 and 2024 each reflect a reduction of $121 and for the nine months ended September 30, 2025 and 2024 each reflect a reduction of $363 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
(3)Amounts capitalized as buildings and improvements are depreciated over the estimated useful lives of the related assets.
Based on our common share total return, as defined in our business management agreement, as of September 30, 2025, no estimated incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2025. The actual amount of annual incentive fees for 2025, if any, will be based on our common share total return for the three year period ending December 31, 2025, and will be payable in January 2026. We did not incur an incentive fee payable to RMR for the year ended December 31, 2024. See Note 1 for further information regarding our agreements with RMR as it relates to the Plan.

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
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Jennifer Clark, our other Managing Trustee until December 31, 2025, was a managing director and the executive vice president, general counsel

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)(unaudited)
and secretary of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Yael Duffy, our other Managing Trustee since January 1, 2026, and our President and Chief Executive Officer, is also an executive vice president of RMR Inc. and a managing trustee and president and chief executive officer of Industrial Logistics Properties Trust, one of the other public companies managed by RMR. Each of our other officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Other officers of RMR, including Ms. Duffy, serve as managing trustees or officers of certain of these public companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. RMR also provides management services to our unconsolidated joint venture. See Note 10 for more information regarding our and our unconsolidated joint venture’s management agreement with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $211 and $644 for the three and nine months ended September 30, 2025, respectively, and $193 and $592 for the three and nine months ended September 30, 2024, respectively.
Sonesta. Prior to January 1, 2025, we leased 240,000 rentable square feet of a mixed-use property in Washington, D.C. pursuant to a lease, or the Sonesta Lease, with a subsidiary of Sonesta International Hotels Corporation, or Sonesta. We terminated the Sonesta Lease effective January 1, 2025. The Sonesta Lease commenced in August 2023 and was amended in September 2024 to expand the premises by 5,900 rentable square feet. Pursuant to the amended Sonesta Lease, Sonesta was required to pay us annual base rent of approximately $6,724 beginning February 2025, and the annual base rent would have increased by 10% every five years throughout the term. Sonesta was also obligated to pay its pro rata share of the operating costs for the property. We recognized rental income of $3,119 and $8,989 during the three and nine months ended September 30, 2024, respectively, under the Sonesta Lease.
Effective January 1, 2025, we entered into a management agreement with Sonesta, or the Sonesta Management Agreement, to replace the Sonesta Lease. The Sonesta Management Agreement expires on December 31, 2040, and includes two 10-year renewal options. The Sonesta Management Agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotel, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta Management Agreement further provides that we are paid an additional return of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding furniture, fixtures and equipment, or FF&E, reserves and paying Sonesta’s incentive fee, if applicable. The stated annual owner’s priority return is $7,500 and increases by 8.0% of our out-of-pocket capital expenditures and will increase annually to 102% of our prior year’s annual owner’s priority return. We recognized $6,077 and $22,647 of hotel operating revenues for the three and nine months ended September 30, 2025, respectively, which is included in rental income in our condensed consolidated statements of comprehensive income (loss). We realized returns under the Sonesta Management Agreement of $53 and $3,223 during the three and nine months ended September 30, 2025, respectively. We are responsible for any capital expenditures in excess of available funds in the FF&E reserve. Our annual priority return under the Sonesta Management Agreement as of September 30, 2025 was $7,500. The Sonesta Management Agreement requires that 1.0% of gross revenues for 2025, 3.0% of gross revenues for 2026 and 4.0% of gross revenues for each calendar year thereafter be escrowed for future capital expenditures as FF&E reserves. FF&E escrow deposits of $44 and $226 were required during the three and nine months ended September 30, 2025, respectively. We owed Sonesta $173 for other reimbursements under the Sonesta Management Agreement as of September 30, 2025. Amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)(unaudited)
We incurred management, brand promotion and loyalty fees of $341 and $1,278 for the three and nine months ended September 30, 2025, respectively. These fees and costs are included in other operating expenses in our condensed consolidated statements of comprehensive income (loss). We are required to maintain working capital under the Sonesta Management Agreement and advanced $548 of working capital in April 2025 to meet the cash needs for hotel operations.
As of December 31, 2024, we had a straight line rent receivable related to the Sonesta Lease totaling $12,343. Due to our ongoing relationship with Sonesta under the Sonesta Management Agreement, upon termination of the Sonesta Lease, we reclassified this receivable to other assets, net in our condensed consolidated balance sheet. We are amortizing this receivable through the original Sonesta Lease expiration date, or July 2053, as an increase to other operating expenses in our condensed consolidated statements of comprehensive income (loss). We recognized $108 and $324 of amortization expense during the three and nine months ended September 30, 2025, respectively, and as of September 30, 2025, the remaining unamortized balance of this receivable was $12,019.
Mr. Portnoy is a director and controlling shareholder of Sonesta. Another officer and employee of RMR is co-president and co-chief executive officer of Sonesta.
For more information about these and other such relationships and certain other related person transactions, refer to our 2024 Annual Report.
Note 11. Segment Reporting
We manage our business on a consolidated basis and therefore have one reportable segment: ownership and leasing of real estate properties. The chief operating decision maker, or CODM, is our President and Chief Executive Officer. The CODM assesses performance, allocates resources and makes strategic decisions based on net income (loss) as shown in our condensed consolidated statements of comprehensive income (loss). The CODM is also regularly provided with information on expenses related to our management agreements with RMR, which are detailed in Note 10. The measure of segment assets is reported as total assets in our condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2024 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a REIT organized under Maryland law. As of September 30, 2025, our wholly owned properties were comprised of 124 properties and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. As of September 30, 2025, our properties are located in 29 states and the District of Columbia and contain approximately 17,214,000 rentable square feet. As of September 30, 2025, our properties were leased to 218 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.7 years. The U.S. government is our largest tenant, representing approximately 17.0% of our annualized rental income as of September 30, 2025. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of September 30, 2025, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Leases representing approximately $15,278 or 3.9%, of our annualized rental income are scheduled to expire on or before September 30, 2026 and we may be unable to renew leases or find replacement tenants. Certain shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as ongoing market and economic conditions, including government spending and budget priorities, continue to impact the office sector and our portfolio. The demand for office space continues to face headwinds, including in markets where we have a concentration of properties, such as Washington, D.C., and declining rents and increasing costs to relet space when tenants can be identified continue to impact the market. The duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Higher interest rates, inflationary pressures, changes in government policies including the potential reduction of U.S. federal office leases and potential impacts from tariffs, geopolitical events or an economic recession, continue to cause disruptions in financial markets could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. In addition, prospective tenants may delay their decision to lease space due to current economic conditions. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing at our properties.

Chapter 11 Bankruptcy Proceedings
On the Petition Date, the Debtors voluntarily commenced the Chapter 11 Cases. In connection with the filing of the Chapter 11 Cases, we entered into the RSA with certain holders of the September 2029 Notes to implement a court-supervised financial restructuring pursuant to the transactions contemplated in the RSA.
We continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, we are authorized to pay all debts and honor all obligations arising in the ordinary course of our business after the Petition Date. However, generally, we may not pay third-party claims or creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without prior approval of the Bankruptcy Court.
While the commencement of these proceedings constituted an event of default under certain of our debt agreements, enforcement of any remedies in respect of which is automatically stayed during the pendency of the Chapter 11 Cases. There are a number of risks and uncertainties associated with our bankruptcy proceedings, including, among others, that the Plan may not become effective.
The Plan has not yet become effective as of the date of filing of this Quarterly Report on Form 10-Q. Effectiveness of the Plan is subject to a number of conditions precedent. There can be no assurance that all conditions to the effectiveness of the Plan will be satisfied or waived, or that the Plan will become effective on the timeline currently contemplated, or at all. For more information regarding the Chapter 11 Cases, the RSA and the Plan, including the material terms thereof, see Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Going Concern
Substantial doubt about our ability to continue as a going concern exists due to (1) insufficient liquidity to satisfy our obligations as they come due, (2) limited alternatives available to us to obtain debt or equity financing, (3) inability to refinance our maturing debt, and (4) the resulting Chapter 11 Cases. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the approval by the Bankruptcy Court, implement a plan of reorganization, emerge from the Chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet our obligations, restructured debt obligations and operating needs.
The transactions contemplated by the Plan are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. As a result, we have concluded that management’s plans at this stage do not alleviate substantial doubt about our ability to continue as a going concern.
For more information about the risks relating to these dynamics and conditions and their impacts on us and our business, see Part I, Item IA, “Risk Factors”, of this Quarterly Report on Form 10-Q and in our 2024 Annual Report.
Nasdaq Delisting

On September 25, 2025, Nasdaq notified us that our common shares were subject to delisting. We did not appeal Nasdaq’s determination, and our common shares were delisted from Nasdaq effective October 6, 2025.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of September 30, 2025 and excludes two properties owned by an unconsolidated joint venture in which we owned a 51% interest and the hotel component of a mixed-use property in Washington, D.C. For more information regarding our properties classified as held for sale, our unconsolidated joint venture and our mixed-use property in Washington, D.C., see Notes 4 and 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Occupancy data for our properties as of September 30, 2025 and 2024 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	September 30,		September 30,
	2025	2024	2025	2024
Total properties	124	145	117	117
Total rentable square feet (3)	17,214	19,543	16,351	16,344
Percent leased (4)	78.3%	82.8%	81.9%	91.3%
(1)Based on properties we owned on September 30, 2025 and 2024, respectively.
(2)Based on properties we owned continuously since January 1, 2024; excludes two properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.
The average effective rental rate per square foot for our properties for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average effective rental rate per square foot (1):
All properties (2)	$32.59	$29.34	$32.67	$30.21
Comparable properties (3)	$30.37	$29.15	$30.08	$29.06
(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on September 30, 2025 and 2024, respectively.
(3)Based on properties we owned continuously since July 1, 2024 and January 1, 2024, respectively; excludes two properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest as of September 30, 2025.
During the three and nine months ended September 30, 2025, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	14,019	3,251	17,270	15,092	2,671	17,763
Changes resulting from:
Disposition of properties	—	(56)	(56)	(100)	(205)	(305)
Lease expirations	(673)	673	—	(2,041)	2,041	—
Lease renewals (1)	131	(131)	—	582	(582)	—
New leases (1)	51	(51)	—	239	(239)	—
Lease conversion to managed hotel	—	—	—	(240)	—	(240)
Remeasurements	(47)	47	—	(51)	47	(4)
End of period	13,481	3,733	17,214	13,481	3,733	17,214
(1)Based on leases entered during the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2025, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Three Months Ended September 30, 2025
	New Leases	Renewals	Total
Rentable square feet leased	51	131	182
Weighted average rental rate change (by rentable square feet)	(26.7%)	(11.6%)	(16.7%)
Tenant leasing costs and concession commitments (1)	$1,217	$1,292	$2,509
Tenant leasing costs and concession commitments per rentable square foot (1)	$23.90	$9.81	$13.74
Weighted (by square feet) average lease term (years)	4.7	4.2	4.3
Total leasing costs and concession commitments per rentable square foot per year (1)	$5.10	$2.33	$3.16

	Nine Months Ended September 30, 2025
	New Leases	Renewals	Total
Rentable square feet leased	239	582	821
Weighted average rental rate change (by rentable square feet)	(2.4%)	4.9%	2.4%
Tenant leasing costs and concession commitments (1)	$11,055	$10,051	$21,106
Tenant leasing costs and concession commitments per rentable square foot (1)	$46.34	$17.26	$25.71
Weighted (by square feet) average lease term (years)	5.9	6.8	6.5
Total leasing costs and concession commitments per rentable square foot per year (1)	$7.88	$2.55	$3.95
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the three and nine months ended September 30, 2025, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and nine months ended September 30, 2025, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$25.85	$24.17	73	$28.36	$24.68	112
Lease renewals	$20.15	$19.55	72	$20.46	$23.83	589
Total leasing activity	$23.02	$21.88	145	$21.72	$23.97	701
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.

During the three and nine months ended September 30, 2025 and 2024, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease related costs (1)	$4,257	$29,148	$23,814	$71,881
Building improvements (2)	3,922	5,225	11,260	13,784
Recurring capital expenditures	8,179	34,373	35,074	85,665
Development, redevelopment and other activities (3)	598	864	1,246	11,637
Total capital expenditures	$8,777	$35,237	$36,320	$97,302
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
(3)Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue. Includes capitalized interest and other operating costs of $1,172 for the nine months ended September 30, 2024. We did not capitalize any interest or other operating costs during the three months ended September 30, 2024 or the three and nine months ended September 30, 2025.
As of September 30, 2025, we had estimated unspent leasing related obligations of $67,223, of which we expect to spend $41,780 over the next 12 months.
As of September 30, 2025, we had leases at our properties totaling approximately 654,000 rentable square feet that were scheduled to expire on or before September 30, 2026. As of May 18, 2026, we expect tenants with leases totaling approximately 253,000 rentable square feet that are scheduled to expire on or before September 30, 2026, excluding space that has been re-leased and space for which we are in advanced negotiations to re-lease, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. We continue to proactively engage with our existing tenants and are focused on overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations, early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew leases with current tenants or attract new tenants to our properties.

As of September 30, 2025, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2025	11	309	2.3%	2.3%	$4,475	1.2%	1.2%
2026	43	412	3.1%	5.4%	13,780	3.5%	4.7%
2027	32	1,859	13.8%	19.2%	50,307	12.9%	17.6%
2028	20	525	3.9%	23.1%	28,666	7.4%	25.0%
2029	37	1,104	8.2%	31.3%	34,732	8.9%	33.9%
2030	31	957	7.1%	38.4%	27,582	7.1%	41.0%
2031	26	1,621	12.0%	50.4%	38,650	9.9%	50.9%
2032	13	578	4.3%	54.7%	17,748	4.6%	55.5%
2033	14	1,159	8.6%	63.3%	22,093	5.7%	61.2%
2034 and thereafter	44	4,957	36.7%	100.0%	150,559	38.8%	100.0%
Total	271	13,481	100.0%		$388,592	100.0%

Weighted average remaining lease term (in years)		6.7			6.7
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of September 30, 2025, tenants occupying approximately 1.6% of our rentable square feet and responsible for approximately 2.1% of our annualized rental income as of September 30, 2025 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036, 2037 and 2040 early termination rights become exercisable by other tenants who occupied an additional approximately 1.6%, 1.8%, 5.2%, 3.2%, 2.4%, 0.7%, 4.2%, 0.3%, 1.0%, 0.2%, 0.2% and 0.4% of our rentable square feet, respectively, and contributed an additional approximately 2.7%, 2.6%, 6.2%, 3.0%, 2.9%, 0.8%, 5.7%, 0.9%, 1.4%, 0.4%, 0.3% and 0.5% of our annualized rental income, respectively, as of September 30, 2025. In addition, as of September 30, 2025, pursuant to leases with six of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These six tenants occupied approximately 4.4% of our rentable square feet and contributed approximately 4.9% of our annualized rental income as of September 30, 2025.
(2)Leased square feet is pursuant to leases existing as of September 30, 2025, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.

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
As of September 30, 2025, we derived 22.8% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession could reduce demand from tenants at our properties, reduce rents that our tenants are willing to pay when our leases expire or increase lease concessions for new leases and renewals. Additionally, although the current administration has issued so called return to work mandates, there has been a decrease in demand for leased office space by the U.S. government, including in the metropolitan Washington, D.C. market area, which could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of September 30, 2025, tenants contributing 52.1% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 8.0% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of September 30, 2025, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	2,415	17.9%	$66,140	17.0%
2	Alphabet Inc. (Google)	Investment Grade	386	2.9%	22,977	5.9%
3	IG Investments Holdings LLC	Not Rated	337	2.5%	18,619	4.8%
4	Bank of America Corporation	Investment Grade	577	4.3%	17,419	4.5%
5	Shook, Hardy & Bacon L.L.P.	Not Rated	412	3.1%	13,609	3.5%
6	Northrop Grumman Corporation	Investment Grade	337	2.5%	10,746	2.8%
7	State of California	Investment Grade	363	2.7%	10,315	2.7%
8	State of Georgia	Investment Grade	308	2.3%	7,924	2.0%
9	Sonoma Biotherapeutics, Inc.	Not Rated	84	0.6%	7,497	1.9%
10	Automatic Data Processing, Inc.	Investment Grade	289	2.1%	6,253	1.6%
11	Compass Group plc	Investment Grade	267	2.0%	6,186	1.6%
12	Church & Dwight Co., Inc.	Investment Grade	250	1.9%	6,043	1.6%
13	Genesys Cloud Services Holdings I, LLC	Non Investment Grade	275	2.0%	5,950	1.5%
14	Leidos Holdings Inc.	Investment Grade	159	1.2%	5,939	1.5%
15	Primerica, Inc.	Investment Grade	344	2.6%	5,743	1.5%
16	Science Applications International Corp	Non Investment Grade	159	1.2%	5,151	1.3%
17	AT&T Inc.	Investment Grade	425	3.2%	5,041	1.3%
18	Rocky Mountain University of Health Professions, Inc.	Not Rated	170	1.3%	4,563	1.2%
19	CommScope Holding Company Inc.	Non Investment Grade	96	0.7%	4,513	1.2%
20	Hartford Financial Services Group Inc	Investment Grade	143	1.1%	4,469	1.2%
21	Berkshire Hathaway Inc.	Investment Grade	134	1.0%	4,249	1.1%
22	BAE Systems plc	Investment Grade	139	1.0%	3,973	1.0%
	Total		8,069	60.1%	$243,319	62.7%
Segment Information
We operate in one business segment: ownership and leasing of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

	Comparable Properties (1) Results Three Months Ended September 30,				Non-Comparable Properties Results Three Months Ended September 30,		Consolidated Results Three Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	2025	2024	$ Change	% Change
Rental income	$101,045	$106,676	$(5,631)	(5.3%)	$8,082	$13,944	$109,127	$120,620	$(11,493)	(9.5%)
Operating expenses:
Real estate taxes	12,949	13,791	(842)	(6.1%)	699	3,136	13,648	16,927	(3,279)	(19.4%)
Utility expenses	7,457	6,621	836	12.6%	261	1,248	7,718	7,869	(151)	(1.9%)
Other operating expenses	23,573	22,827	746	3.3%	7,166	3,792	30,739	26,619	4,120	15.5%
Total operating expenses	43,979	43,239	740	1.7%	8,126	8,176	52,105	51,415	690	1.3%
Net operating income (loss) (2)	$57,066	$63,437	$(6,371)	(10.0%)	$(44)	$5,768	57,022	69,205	(12,183)	(17.6%)

Other expenses:
Depreciation and amortization							42,834	46,047	(3,213)	(7.0%)
Loss on impairment of real estate							—	41,847	(41,847)	(100.0%)
Transaction related costs							22,904	738	22,166	n/m
General and administrative							4,964	4,927	37	0.8%
Total other expenses							70,702	93,559	(22,857)	(24.4%)

Gain on sale of real estate							6	8,456	(8,450)	(99.9%)
Interest and other income							802	196	606	n/m
Interest expense							(53,259)	(42,580)	(10,679)	25.1%
Net (loss) gain on early extinguishment of debt							(354)	264	(618)	n/m
Loss before income tax benefit (expense) and equity in net losses of investees							(66,485)	(58,018)	(8,467)	14.6%
Income tax benefit (expense)							261	(230)	491	n/m
Equity in net losses of investees							(115)	(166)	51	(30.7%)
Net (loss) income							$(66,339)	$(58,414)	$(7,925)	13.6%

Weighted average common shares outstanding (basic and diluted)							73,480	51,197	22,283	43.5%

Per common share amounts (basic and diluted):
Net loss							$(0.90)	$(1.14)	$0.24	(21.1%)

n/m - not meaningful

(1)Comparable properties consists of 117 properties we owned on September 30, 2025 and which we owned continuously since July 1, 2024 and excludes two properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
(2)Our definition of net operating income, or NOI, and our reconciliation of Net (loss) income to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Rental income. Rental income for non-comparable properties decreased $8,890 related to our property disposition activities, partially offset by an increase in rental income at properties affected by significant redevelopment activities of $3,028 primarily related to the conversion of a lease at a mixed-use property to a hotel management agreement and our recognition of the operating revenues of the hotel. Rental income for comparable properties decreased $5,631 as a result of increased vacancies and lower rents from lease renewals at certain of our properties in the 2025 period. Rental income includes non-cash straight line rent adjustments totaling $4,750 in the 2025 period and $8,854 in the 2024 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $140 in the 2025 period and $(59) in the 2024 period.

Real estate taxes. Real estate taxes decreased $2,017 related to our property disposition activities, $842 for comparable properties primarily due to successful tax appeals at certain of our properties in the 2025 period and $420 for properties affected by significant redevelopment activities.
Utility expenses. Utility expenses decreased $903 related to our property disposition activities and $84 for properties affected by significant redevelopment activities, partially offset by an increase in comparable properties of $836 primarily due to higher electricity costs.
Other operating expenses. Other operating expenses for non-comparable properties increased $5,906 primarily related to the conversion of a lease at a mixed-use property to a hotel management agreement and our recognition of operating expenses of the hotel, partially offset by a decrease of $2,532 related to our property disposition activities. Other operating expenses for comparable properties increased $746 due to higher repairs and maintenance costs, partially offset by lower insurance costs and property management fee expenses in the 2025 period.
Depreciation and amortization. Depreciation and amortization for non-comparable properties decreased $1,973 related to our property disposition activities, partially offset by an increase of $664 due to the substantial completion of redevelopment activities at certain properties in the 2024 period. Depreciation and amortization for comparable properties declined $1,904 due to certain leasing related assets becoming fully depreciated since July 1, 2024, partially offset by depreciation and amortization of improvements made to certain of our properties since July 1, 2024.
Loss on impairment of real estate. We recorded a $41,847 loss on impairment of real estate in the 2024 period to reduce the carrying value of 10 properties to their estimated fair values less costs to sell.
Transaction related costs. Transaction related costs in the 2025 period consist of advisory fees related to restructuring efforts prior to our bankruptcy proceedings. Transaction related costs in the 2024 period consist of costs related to our evaluation of potential financing transactions.
General and administrative. The increase in general and administrative expenses is primarily the result of higher legal and other professional costs in the 2025 period, partially offset by a decrease in share-based compensation in the 2025 period compared to the 2024 period.
Gain on sale of real estate. We recorded a $6 net gain on sale of real estate related to disposition activities in the 2025 period. We recorded a $8,456 gain on sale of real estate resulting from the sale of one property in the 2024 period.
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
Net (loss) gain on early extinguishment of debt. We recorded a net loss on early extinguishment of debt of $354 in the 2025 period related to the write off of unamortized discounts and issuance costs related to the partial redemption of our senior secured notes due 2027. We recorded a gain on early extinguishment of debt of $263 in the 2024 period resulting from our exchange of $865,219 of existing unsecured notes for $567,429 of our 9.000% senior secured notes due 2029 in June 2024. For more information regarding the Senior Note Exchange, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Net (loss) income. Net (loss) income and net (loss) income per basic and diluted common share changed in the 2025 period compared to the 2024 period primarily as a result of the changes noted above. Net loss per basic and diluted common share in the 2025 period also reflects the effect of the issuance of common shares related to our financing activities in 2025 and 2024.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

	Comparable Properties (1) Results Nine Months Ended September 30,				Non-Comparable Properties Results Nine Months Ended September 30,		Consolidated Results Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	2025	2024	$ Change	% Change
Rental income	$308,116	$318,878	$(10,762)	(3.4%)	$29,125	$64,863	$337,241	$383,741	$(46,500)	(12.1%)
Operating expenses:
Real estate taxes	37,425	37,646	(221)	(0.6%)	1,792	9,717	39,217	47,363	(8,146)	(17.2%)
Utility expenses	20,072	18,207	1,865	10.2%	896	3,575	20,968	21,782	(814)	(3.7%)
Other operating expenses	70,668	67,878	2,790	4.1%	22,513	13,219	93,181	81,097	12,084	14.9%
Total operating expenses	128,165	123,731	4,434	3.6%	25,201	26,511	153,366	150,242	3,124	2.1%
Net operating income (2)	$179,951	$195,147	$(15,196)	(7.8%)	$3,924	$38,352	183,875	233,499	(49,624)	(21.3%)

Other expenses:
Depreciation and amortization							130,405	146,779	(16,374)	(11.2%)
Loss on impairment of real estate							2,426	173,579	(171,153)	(98.6%)
Transaction related costs							27,720	971	26,749	n/m
General and administrative							14,838	15,861	(1,023)	(6.4%)
Total other expenses							175,389	337,190	(161,801)	(48.0%)

(Loss) gain on sale of real estate							(4,572)	6,008	(10,580)	(176.1%)
Interest and other income							2,752	1,779	973	54.7%
Interest expense							(159,144)	(116,405)	(42,739)	36.7%
Net (loss) gain on early extinguishment of debt							(449)	225,637	(226,086)	(100.2%)
(Loss) income before income tax benefit (expense) and equity in net losses of investees							(152,927)	13,328	(166,255)	n/m
Income tax benefit (expense)							30	(179)	209	(116.8%)
Equity in net losses of investees							(495)	(576)	81	(14.1%)
Net (loss) income							$(153,392)	$12,573	$(165,965)	n/m

Weighted average common shares outstanding (basic and diluted)							71,355	49,444	21,911	44.3%

Per common share amounts (basic and diluted):
Net (loss) income							$(2.15)	$0.25	$(2.40)	n/m

n/m - not meaningful
(1)Comparable properties consists of 117 properties we owned on September 30, 2025 and which we owned continuously since January 1, 2024 and excludes two properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
(2)Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Rental income. Rental income for non-comparable properties decreased $50,842 related to our property disposition activities, partially offset by an increase in rental income at properties affected by significant redevelopment activities of $15,104 related to the conversion of a lease at a mixed-use property to a hotel management agreement and our recognition of the operating revenues of the hotel. Rental income for comparable properties decreased $10,762 as a result of increased vacancies and lower rents from lease renewals at certain of our properties in the 2025 period. Rental income includes non-cash straight line rent adjustments totaling $18,242 in the 2025 period and $23,796 in the 2024 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $422 in the 2025 period and $30 in the 2024 period.
Real estate taxes. Real estate taxes decreased $6,627 related to our property disposition activities, $1,298 for properties affected by significant redevelopment activities and $221 for comparable properties primarily due to successful tax appeals at certain of our properties in the 2025 period, partially offset by real estate taxes that were previously paid directly by one of our tenants that are now being paid by us pursuant to a lease renewal with that tenant.
Utility expenses. Utility expenses decreased $2,504 related to our property disposition activities and $175 for properties affected by significant redevelopment activities, partially offset by an increase in comparable properties of $1,865 primarily due to higher electricity costs.
Other operating expenses. Other operating expenses for non-comparable properties increased $18,944 related to the conversion of a lease at a mixed-use property to a hotel management agreement and our recognition of operating expenses of the hotel, partially offset by a decrease of $9,650 related to our property disposition activities. Other operating expenses for comparable properties increased $2,790 due to higher snow removal and repairs and maintenance costs, partially offset by lower insurance costs and property management fee expenses in the 2025 period.
Depreciation and amortization. Depreciation and amortization for non-comparable properties decreased $12,957 related to our property disposition activities, partially offset by an increase of $3,286 due to the substantial completion of redevelopment activities at certain properties in the 2024 period. Depreciation and amortization for comparable properties declined $6,703 due to certain leasing related assets becoming fully depreciated since January 1, 2024, partially offset by depreciation and amortization of improvements made to certain of our properties since January 1, 2024.
Loss on impairment of real estate. We recorded a $2,426 loss on impairment of real estate in the 2025 period to reduce the carrying value of one property to its estimated fair values less costs to sell. We recorded a $173,579 loss on impairment of real estate in the 2024 period to reduce the carrying value of 16 properties to their estimated fair values less costs to sell.
Transaction related costs. Transaction related costs in the 2025 period consist of advisory fees related to restructuring efforts prior to our bankruptcy proceedings. Transaction related costs in the 2024 period consist of costs related to our evaluation of potential financing transactions.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization and a decrease in share-based compensation in the 2025 period compared to the 2024 period.
(Loss) gain on sale of real estate. We recorded a $4,572 net loss on sale of real estate resulting from the sale of four properties in the 2025 period. We recorded a $6,008 net gain on sale of real estate resulting from the sale of seven properties in the 2024 period.
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
Net (loss) gain on early extinguishment of debt. We recorded a net loss on early extinguishment of debt of $449 in the 2025 period related to the write off of unamortized discounts and issuance costs related to the partial redemption of our senior secured notes due 2027, partially offset by the reduction of debt principal related to our Senior Note Exchange. We recorded a net gain on early extinguishment of debt of $225,637 in the 2024 period resulting from our exchange of $865,219 of existing unsecured notes for $567,429 of our 9.000% senior secured notes due 2029 in June 2024. For more information regarding the Senior Note Exchange, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Net (loss) income. Net (loss) income and net (loss) income per basic and diluted common share changed in the 2025 period compared to the 2024 period primarily as a result of the changes noted above. Net (loss) income per basic and diluted common share in the 2025 period also reflects the effect of the issuance of common shares related to our financing activities in 2025 and 2024.

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
The following table presents the reconciliation of net loss to NOI for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(66,339)	$(58,414)	$(153,392)	$12,573
Equity in net losses of investees	115	166	495	576
Income tax (benefit) expense	(261)	230	(30)	179
(Loss) income before income tax (benefit) expense and equity in net losses of investees	(66,485)	(58,018)	(152,927)	13,328
Net loss (gain) on early extinguishment of debt	354	(264)	449	(225,637)
Interest expense	53,259	42,580	159,144	116,405
Interest and other income	(802)	(196)	(2,752)	(1,779)
(Gain) loss on sale of real estate	(6)	(8,456)	4,572	(6,008)
General and administrative	4,964	4,927	14,838	15,861
Transaction related costs	22,904	738	27,720	971
Loss on impairment of real estate	—	41,847	2,426	173,579
Depreciation and amortization	42,834	46,047	130,405	146,779
NOI	$57,022	$69,205	$183,875	$233,499
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
The following table presents the reconciliation of net (loss) income to FFO and Normalized FFO for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(66,339)	$(58,414)	$(153,392)	$12,573
Add (less): Depreciation and amortization:
Consolidated properties	42,834	46,047	130,405	146,779
Unconsolidated joint venture properties	684	616	2,020	1,869
Loss on impairment of real estate	—	41,847	2,426	173,579
(Gain) loss on sale of real estate	(6)	(8,456)	4,572	(6,008)
FFO	(22,827)	21,640	(13,969)	328,792
Add (less): Transaction related costs	22,904	738	27,720	971
Net loss (gain) on early extinguishment of debt	354	(264)	449	(225,637)
Lease termination fees for sold property	—	—	—	(10,524)
Normalized FFO	$431	$22,114	$14,200	$93,602

Weighted average common shares outstanding (basic and diluted)	73,480	51,197	71,355	49,444

Per common share amounts (basic and diluted):
Net (loss) income	$(0.90)	$(1.14)	$(2.15)	$0.25
FFO	$(0.31)	$0.42	$(0.20)	$6.65
Normalized FFO	$0.01	$0.43	$0.20	$1.89
LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources (dollar amounts in thousands, except per share amounts)
Our historical principal sources of funds to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate from our properties, net proceeds from property sales and borrowings under our revolving credit facility.
Our ability to issue additional indebtedness, dispose of assets or access capital markets is substantially limited as a result of the Chapter 11 Cases and, until the effectiveness of the Plan, will require Bankruptcy Court approval in most instances. Accordingly, our liquidity primarily depends on cash generated from operating activities and borrowings under our DIP Facility. The filing of the Chapter 11 Cases constituted an event of default under our credit agreement, senior notes indentures and their supplements and mortgage notes which accelerated amounts due under the applicable agreements. Efforts to enforce financial obligations under the applicable agreements are stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Our credit agreement is being amended and restated pursuant to the Plan to resolve any defaults thereunder and address certain terms to facilitate the Debtors’ restructuring. The amended and restated credit agreement will become effective on the effective date of the Plan.
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
We expect to sell properties, or sell an interest in properties through joint venture arrangements, from time to time in order to manage leverage levels or improve our liquidity. During the nine months ended September 30, 2025, we sold four properties for an aggregate sales price of $29,050, excluding closing costs. In December 2025, we sold two properties containing approximately 101,000 rentable square feet for a sales price of $11,038, excluding closing costs. As of May 18, 2026, we have entered into an agreement to sell one property containing approximately 275,000 rentable square feet for a sales price of $18,125, excluding closing costs. We expect to sell this property in 2027. This pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the pricing will not change. We are also at various stages of marketing for sale 31 properties with a total of approximately 3,416,000 square feet. We expect to use the net sales proceeds from property sales to repay debt. There can be no assurance we will be successful selling any of these properties or what the amount of proceeds we may realize will be.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2025	2024
Cash, cash equivalents and restricted cash at beginning of period	$275,165	$26,714
Net cash (used in) provided by:
Operating activities	(8,365)	41,442
Investing activities	(7,515)	(13,251)
Financing activities	(200,126)	(18,636)
Cash, cash equivalents and restricted cash at end of period	$59,159	$36,269
The change from cash provided by operating activities in the 2024 period to cash used in operating activities in the 2025 period was primarily due to higher interest expense and decreased NOI related to property dispositions and reductions in occupied space at certain of our properties in the 2025 period. The decrease in cash used in investing activities in the 2025 period compared to the 2024 period was primarily due to decreased capital expenditures, partially offset by lower proceeds from property sales in the 2025 period. The increase in cash used in financing activities in the 2025 period was primarily due to an increase in net debt repayments in the 2025 period.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to meet cash needs to pay operating or capital expenses during the pendency of the Chapter 11 Cases, we have relied on borrowings under our secured $125,000 DIP Facility. We have made the following borrowings under the DIP Facility: (a) we borrowed $10,000 on November 6, 2025 pursuant to an interim order entered by the Bankruptcy Court; (b) $75,000 was made available to us and drawn as follows: (i) we borrowed $64,300 on February 5, 2026, and (ii) we borrowed $10,700 on March 13, 2026; and (c) we borrowed $40,000, or the Tranche B Term Loan, on April 7, 2026. Borrowings under the DIP Facility bear interest, payable in cash, at a rate of 12.00% per annum. The DIP Facility had an original maturity date of May 4, 2026, with the option to extend under certain circumstances. In May 2026, the maturity date was extended to May 31, 2026. Borrowings under the DIP Facility may be repaid in reorganized common equity or cash, at the Debtors’ election. On April 5, 2026, the Debtors filed a notice of their intent to equitize the DIP Facility with the Bankruptcy Court. Fees and expenses under the DIP Facility include: (a) an upfront fee equal to (i) cash at 2.25% of the lenders’ commitments or (ii) common equity of the reorganized OPI in an aggregate amount equal to 3.60% of the commitments, which fee was earned upon the initial funding of each loan under the DIP Facility and is payable in kind; (b) an anchor capital commitment fee of 10.00% of the lenders’ commitments under the DIP Facility payable to certain backstop parties, which was earned upon the initial funding of the DIP Facility, and may be paid, at our election, in cash or common equity of the reorganized company; and (c) an exit fee of 4.50% of the aggregate borrowings under the DIP Facility, which is due and payable upon the repayment of any loan under the DIP Facility, at our election, in cash or common equity of the reorganized company. In the event of a voluntary prepayment, we are required to pay, for the ratable account of each lender, in cash a prepayment premium equal to 1.0% multiplied by the sum of the principal amount of the borrowings that are being repaid at such time. A commitment fee is also due for the ratable account of each Tranche B Term Loan lender, in an aggregate amount equal to 0.75% per annum times the actual daily amount of the aggregate undrawn Tranche B Term Loan commitments. As of May 18, 2026, the outstanding principal balance under our DIP Facility was $127,813, including fees payable in kind.
Historically, in order to meet cash needs to pay operating or capital expenses and make distributions, we have maintained a revolving credit facility under our credit agreement. Our obligations under our credit agreement are secured by a pledge by certain of our subsidiaries of all of their respective equity interests in certain of our direct and indirect property owning subsidiaries and first mortgage liens on 19 properties owned by the pledged subsidiaries with a gross book value of real estate assets of $1,034,776 as of September 30, 2025. The maturity date of our credit agreement is January 29, 2027. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement was at a rate of the secured overnight financing rate plus a margin of 350 basis points through the Petition Date. Effective on the Petition Date, interest payable on borrowings under our credit agreement changed to a rate of the U.S. federal prime rate plus a margin of 250 basis points. Effective February 4, 2026, in accordance with an order entered by the Bankruptcy Court, the margin increased to 450 basis points pursuant to the default rate stipulated in our credit agreement. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at September 30, 2025. As of September 30, 2025, the annual interest rate payable on borrowings under our credit agreement was 7.7%. As of September 30, 2025, and May 18, 2026, our $325,000 revolving credit facility was fully drawn and $100,000 was outstanding under our term loan.
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
Our senior secured notes due 2027 require quarterly principal repayments of $6,500 and an additional $117,502 principal repayment in March 2026. As of September 30, 2025, we have made $19,500 of scheduled quarterly principal repayments on these notes in 2025. We ceased scheduled quarterly principal payments and did not make the additional March 2026 principal repayment following the commencement of the Chapter 11 Cases.
Senior Note Exchange
In March 2025, in connection with the Senior Note Exchange, we exchanged $14,439 of the 2030 Notes for an aggregate $20,990 of our outstanding unsecured senior notes. The 2030 Notes are fully and unconditionally guaranteed on a joint, several and unsecured basis by certain of our subsidiaries which also guarantee our senior secured notes due 2027. The 2030 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 12, 2029. For more information regarding the Senior Note Exchange and the New 2030 Notes, see Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
As of September 30, 2025, our debt maturities (other than our revolving credit facility), consisting of senior notes, a term loan and mortgage notes, were as follows:

Year	Debt Maturities
2025	$6,500
2026	277,431
2027	346,298
2028	123,487
2029	910,278
2030 and thereafter	332,395
Total	$1,996,389
None of our unsecured debt obligations require sinking fund payments prior to their respective maturity dates. Our mortgage notes currently require monthly payments of interest only; however, certain of our mortgage notes will require payments of principal and interest after a specified date through maturity.
In addition to our debt obligations, as of September 30, 2025, we had estimated unspent leasing related obligations of $67,223, of which we expect to spend $41,780 over the next 12 months.
Share Issuances
In March 2025, we entered into a sales agreement with Clear Street LLC, or the Agent, pursuant to which we may issue and sell our common shares from time to time in transactions that are deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act for up to an aggregate sales price of $100,000, or the ATM Program. We are required to pay the Agent a cash commission of 3% of the gross sales prices of any common shares we sell under the ATM Program. During the nine months ended September 30, 2025, we sold an aggregate of 4,171,689 of our common shares under the ATM Program valued at a weighted average share price of $0.27 for net proceeds of $1,106 after deducting Agent commissions and other offering costs. We did not sell any common shares under the ATM Program subsequent to June 30, 2025.
As of May 18, 2026, our total available liquidity was comprised of $118,501, which included $56,253 of unrestricted cash and $62,248 of restricted cash. Substantial doubt about our ability to continue as a going concern exists due to (1) insufficient liquidity to satisfy our obligations as they come due, (2) limited alternatives available to us to obtain debt or equity financing, (3) inability to refinance our maturing debt, and (4) the resulting Chapter 11 Cases. Our ability to continue as a going concern is contingent upon, among other things, our ability to implement the Plan, emerge from the Chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet our obligations, restructured debt obligations and operating needs.
During the nine months ended September 30, 2025, we paid quarterly distributions to our shareholders totaling $1,407 using cash on hand. In July 2025, we suspended our regular quarterly distribution payable on our common shares to preserve our cash. For more information regarding the distributions we paid and declared during 2025, see Note 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We owned a 51% interest in an unconsolidated joint venture which owned two properties at September 30, 2025. As of September 30, 2025, the properties owned by this joint venture were encumbered by $49,333 principal amount of mortgage indebtedness, none of which is recourse to us. As of September 30, 2025, we did not control the activities that are most significant to this joint venture and, as a result, we accounted for our investment in this joint venture under the equity method of accounting. The filing of the Chapter 11 Cases constituted an event of default under the mortgage note secured by the properties owned by this joint venture. This joint venture remains current on debt service under this mortgage note and continues to own, operate and lease the collateral properties. For more information on the financial condition and results of operations of this joint venture, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than this joint venture, as of September 30, 2025, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants
Our principal debt obligations as of September 30, 2025 consisted of (i) $325,000 of borrowings outstanding under our revolving credit facility, (ii) $100,000 outstanding principal amount under our secured term loan, (iii) an outstanding principal balance of $1,819,069 of senior notes and (iv) mortgage notes with an outstanding principal balance of $177,320. Also, the two properties owned by the joint venture in which we owned a 51% interest secured an additional mortgage note. Our senior notes are governed by indentures and their supplements. Our credit agreement, senior notes indentures and their supplements and the amended and restated debtor-in-possession term loan credit agreement governing our DIP Facility, or the DIP Credit Agreement, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement, senior notes indentures and their supplements and the DIP Credit Agreement also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the level of $0.01 per common share per quarter. The filing of the Chapter 11 Cases constituted an event of default under our credit agreement and senior notes indentures which accelerated amounts due under the applicable agreements. Efforts to enforce financial obligations under the applicable agreements are stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
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
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were not effective as of such date due to our inability to file our periodic reports under the Exchange Act on a timely basis while we relied on the reporting accommodation available to certain registrants in Chapter 11 proceedings.
Notwithstanding the foregoing, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that we maintained effective internal control over financial reporting as of the end of the period covered by this Quarterly Report on Form 10-Q.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: the process and potential outcomes of our bankruptcy proceedings; our plan of reorganization and the consummation of the transactions contemplated by such plan; our ability to continue as a going concern; our leverage levels; demand for office space; our future leasing activity, commitments and obligations; economic and market conditions; our liquidity needs and sources; our capital expenditure plans and commitments; our pending or potential dispositions; our redevelopment and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability to consummate the transactions contemplated by our plan of reorganization and emerge from bankruptcy,
•Our ability to comply with the terms of our debt agreements and meet financial covenants,
•Our ability to make required payments on our debt or refinance our debts as they mature or otherwise become due,
•Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility and our ability to obtain new debt or equity financing, and otherwise manage leverage,
•Our ability to effectively raise and balance our use of debt and equity capital,
•Whether our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our government tenants will be negatively impacted by government budget constraints, or changes in the use of real estate by government agencies,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us, and our ability to increase rents when our leases expire or renew,

•The impact of unfavorable market and commercial real estate industry conditions due to uncertainties surrounding interest rates and high inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, volatility in the public equity and debt markets and in commercial real estate markets, generally and in the sectors we operate, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions or changes in real estate utilization, including continued hybrid and other alternative arrangements, among other things, on us and our tenants,
•Our tenant and geographic concentration,
•Competition within the commercial real estate industry, particularly in those markets in which our properties are located,
•Our ability to sell properties at prices we target, and the timing of such sales,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants,
•The financial strength of our tenants,
•Risks and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of prolonged high inflation, cost overruns, supply chain challenges, tariffs, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
•Our ability to pay distributions to our shareholders,
•Our ability to acquire properties that realize our targeted returns,
•The ability of our manager, RMR, to successfully manage us,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown, elimination or reduction of government agencies and programs or failure to increase the government debt ceiling on our ability to collect rents and pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, Sonesta and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
These risks, uncertainties and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained in our filings with the SEC, including under the caption “Risk Factors” in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2024, our other periodic reports, or incorporated herein or therein, identifies important factors that could cause differences from the forward-looking statements in this Quarterly Report on Form 10-Q. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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

Part II. Other Information
Item 1. Legal Proceedings
Chapter 11 Bankruptcy Proceedings
On the Petition Date, OPI and certain of its subsidiaries, voluntarily initiated the Chapter 11 Cases. For more information regarding the Chapter 11 Cases, see Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Risks Related to Our Chapter 11 Bankruptcy Proceedings

We are and, upon our emergence from bankruptcy, will continue to be subject to the risks and uncertainties associated with the Chapter 11 Cases.

As a result of our filing of the Chapter 11 Cases, our business and our ability to execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties, including upon our anticipated emergence from bankruptcy. These risks and uncertainties include the following:
•our ability to consummate the transactions contemplated by the Plan;
•the high costs of bankruptcy proceedings and related fees;
•our ability to obtain additional financing, reduce expenses and execute our business plan post-emergence;
•our ability to attract and retain tenants and to maintain our relationships with our tenants, manager, lenders and other third parties; and
•the actions and decisions of our creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with the Chapter 11 Cases could adversely affect our relationships with our tenants, manager, lenders and other third parties, which in turn could adversely affect our business and financial condition. In addition, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that occur during the pendency of the Chapter 11 Cases or upon our anticipated emergence from bankruptcy that may be inconsistent with our plans, or provide assurance that having been subject to Chapter 11 protection will not adversely affect our operations in the future.
Upon our emergence from bankruptcy, the composition of our Board of Trustees is expected to change significantly.

The composition of our Board of Trustees is expected to change significantly. New Trustees are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on our Board of Trustees and, thus, may have different views on the issues that will determine our future. As a result, our future strategy and plans may differ materially from those of the past.

Upon our emergence from bankruptcy, our financial results may be volatile and may not reflect historical trends.

During the pendency of the Chapter 11 Cases, our financial results have been volatile as restructuring activities and expenses, contract terminations and rejections and claims assessments have significantly impacted our consolidated financial statements. Upon our emergence from bankruptcy, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements. We are also required to adopt fresh-start reporting at the effectiveness of the Plan, with our assets and liabilities being recorded at fair value as of the fresh-start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Accordingly, under fresh-start reporting rules, our financial condition and results of operations following our emergence from bankruptcy will not be comparable to the financial condition and results of operations reflected in our historical financial statements.

We have concluded that there is substantial doubt about our ability to continue as a going concern.

As discussed in Note 1 to the Notes to Consolidated Financial Condensed Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we concluded that there was substantial doubt about our ability to continue as a going concern due to (1) insufficient liquidity to satisfy our obligations as they come due, (2) limited alternatives available to us to obtain debt or equity financing, (3) inability to refinance our maturing debt, and (4) the resulting Chapter 11 Cases. Our ability to continue as a going concern is contingent upon, among other things, our ability to implement the Plan and generate sufficient liquidity following the reorganization to meet our obligations, restructured debt obligations and operating needs.

The transactions contemplated by the Plan are subject to certain conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. If we are unable to consummate the transactions contemplated by the Plan, we may be unable to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2025:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	—	—	—	—
September 1, 2025 - September 30, 2025	32,751	0.83	—	—
Total	32,751	$0.83	—	$—
(1)    These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former officer of ours and certain other current and former officers and employees of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Item 3. Defaults Upon Senior Securities
The filing of the Chapter 11 Cases constituted an event of default under our credit agreement and senior secured notes and senior unsecured notes indentures and their supplements which accelerated amounts due under the applicable agreements. See the information presented in Notes 1 and 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of defaults under our senior secured notes, our senior unsecured notes and our credit agreement as a result of the Chapter 11 Cases.

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

4.8
Indenture, dated as of June 20, 2024, among the Company, the subsidiaries listed on the signature pages thereto as guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 21, 2024.)

4.9
Indenture, dated as of October 8, 2024, among the Company, the subsidiaries listed on the signature pages thereto as guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent. (Incorporated by reference to the Company's Current Report on Form 8-K filed on October 9, 2024.)

4.10
Indenture, dated as of December 11, 2024, among the Company, certain of its subsidiaries named therein and U.S. Bank Trust Company, National Association, relating to the Company’s 3.250% Senior Secured Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2024.)

4.11
Supplemental Indenture, dated as of December 17, 2024, among the Company, Clay HoldCo LLC and U.S. Bank Trust Company, National Association, relating to the Company’s 3.250% Senior Notes due 2027. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

4.12
Supplemental Indenture, dated as of January 29, 2025, among the Company, 20 Mass Ave TRS Inc. and U.S. Bank Trust Company, National Association, relating to the Company’s 3.250% Senior Notes due 2027. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

4.13
Indenture, dated as of March 12, 2025, among the Company, certain of its subsidiaries named therein and U.S. Bank Trust Company, National Association, relating to the Company’s 8.000% Senior Notes due 2030, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 2025.)

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
President and Chief Executive Officer
Dated: May 22, 2026

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: May 22, 2026