Form 10-K
period 2025-12-31
OFFICE PROPERTIES INCOME TRUST
filed 2026-05-22
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $18.2 million based on the $0.25 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2025. For purposes of this calculation, an aggregate of 1,236,673 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of May 18, 2026: 73,941,128.
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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability to consummate the transactions contemplated by our plan of reorganization and emerge from bankruptcy,
•Our ability to comply with the terms of our debt agreements and meet financial covenants,
•Our ability to make required payments on our debt or refinance our debts as they mature or otherwise become due,
•Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility and our ability to obtain new debt or equity financing, and otherwise manage leverage,
•Our ability to effectively raise and balance our use of debt and equity capital,
•Whether our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our government tenants will be negatively impacted by government budget constraints, or changes in the use of real estate by government agencies,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us, and our ability to increase rents when our leases expire or renew,
•The impact of unfavorable market and commercial real estate industry conditions due to uncertainties surrounding interest rates and high inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, volatility in the public equity and debt markets and in commercial real estate markets, generally and in the sectors we operate, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions or changes in real estate utilization, including continued hybrid and other alternative arrangements, among other things, on us and our tenants,
•Our tenant and geographic concentration,
•Competition within the commercial real estate industry, particularly in those markets in which our properties are located,
•Our ability to sell properties at prices we target, and the timing of such sales,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants,
•The financial strength of our tenants,
•Risks and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of prolonged high inflation, cost overruns, supply chain challenges, tariffs, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
i

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

ii

OFFICE PROPERTIES INCOME TRUST
2025 FORM 10-K ANNUAL REPORT

iii

PART I
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, formed in 2009 under Maryland law. As of December 31, 2025, our wholly owned properties were comprised of 122 properties containing approximately 17.1 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 0.3 million rentable square feet. As of December 31, 2025, our properties have an undepreciated carrying value of approximately $3.7 billion and a depreciated carrying value of approximately $2.9 billion. As of December 31, 2025, our properties were leased to 212 different tenants, with a weighted average remaining lease term (based on annualized rental income as defined below) of approximately 6.6 years. The U.S. government is our largest tenant, representing approximately 17.2% of our annualized rental income as of December 31, 2025. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2025, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1440.
Chapter 11 Bankruptcy Proceedings
On October 30, 2025, or the Petition Date, OPI and certain of its subsidiaries, or the Debtors, voluntarily commenced cases, or the Chapter 11 Cases, under chapter 11 of title 11, or Chapter 11, of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, or the Bankruptcy Court. In connection with the filing of the Chapter 11 Cases, OPI entered into a Restructuring Support Agreement, or the RSA, with certain holders of our 9.00% senior secured notes due September 2029, or the September 2029 Notes, to implement a court-supervised financial restructuring pursuant to the transactions contemplated in the RSA. In connection with the Chapter 11 Cases, certain holders of the September 2029 Notes provided OPI with a $125.0 million debtor-in-possession financing, or the DIP Facility, which was approved by the Bankruptcy Court on a final basis on February 4, 2026. For more information regarding the DIP Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” included in Part II, Item 7 of this Annual Report on Form 10-K and Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
The Plan generally contemplates, among other things, that the following transactions and creditor treatment will be implemented:
•Holders of the September 2029 Notes will convert their debt into (i) $300 million in newly issued 10.000% senior secured notes due 2031, or the Secured Exit Notes, and (ii) up to $120 million of Secured Exit Notes and $98 million in newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan), or the Recovery

Pool; certain holders of the September 2029 Notes will be able to elect any combination of Secured Exit Notes and reorganized common equity up to their pro rata portion of the Recovery Pool, while the non-electing holders will receive their fixed pro rata portion of the Recovery Pool;
•Holders of our 3.25% Senior Secured Notes due 2027, will convert their debt into $385 million in newly issued 8.375% senior secured notes due 2029, or the New 2029 Secured Notes, to be issued by a wholly owned subsidiary of OPI;
•Holders of our 8.00% senior priority guaranteed unsecured notes due 2030, or the 2030 Notes, will receive 100% of their claims in newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan);
•Our existing secured revolving credit facility and term loan will be amended and restated;
•Our 9.00% Senior Secured Notes due March 2029, or the March 2029 Notes, will be reinstated and rendered unimpaired;
•Our mortgage notes will be unimpaired;
•Holders of DIP Facility claims, or DIP Claims, will receive (x) newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan) at a discount to Plan value of 37%; (y) in respect of the upfront fee under the DIP Facility, reorganized common equity (subject to dilution pursuant to the Plan) to be issued at a discount to Plan value of 37%, and (z) in respect of the anchor capital commitment fee and the exit fee under the DIP Facility, reorganized common equity (subject to dilution pursuant to the Plan) to be issued at Plan value;
•Holders of our other series of unsecured notes and certain unsecured deficiency claims will be treated as follows:
▪Holders of our other series of unsecured notes will receive their pro rata share of 6.3% of newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan), new warrants and the opportunity to participate in an equity rights offering in the aggregate amount of $35 million;
▪Holders of unsecured deficiency claims relating to the September 2029 Notes will receive their pro rata share of 5.3% of newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan);
•Allowed administrative claims, priority tax claims, other secured claims, trade and vendor claims and other priority claims will be paid in full in cash or receive such other treatment reinstating such claims or rendering such claims unimpaired;
•Other general unsecured claims that are allowed for $25,000 or less will be paid in full in cash and other general unsecured claims that are allowed for more than $25,000 may receive $25,000 in cash; and

•Holders of our common shares prior to the effective date of the Plan will not receive any distribution and such common shares will be cancelled, released and discharged on the effective date of the Plan.
The Plan also contemplates a new business management agreement and new property management agreements with The RMR Group LLC, or RMR, which agreements would take effect upon effectiveness of the Plan. The initial term of the new management agreements will be five years, with the annual fee under the business management agreement set at $14 million per year for the first two years and the fees under our property management agreements being consistent with the fees under the existing property management agreement. In addition to the management fees, the Plan contemplates that we will issue to RMR, on the effective date of the Plan, 2% of the reorganized common equity, and, following the effective date of the Plan, we may issue up to an additional 8% of the reorganized common equity based on the satisfaction of certain financial tests. Our current management agreements with RMR will remain in effect during the pendency of the Chapter 11 Cases, and RMR will continue to manage our business in the ordinary course. See Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding our existing management agreements with RMR.
As discussed above, the Plan contemplates a new capital structure for the reorganized company, which reduces the outstanding debt of the reorganized company by approximately $700 million. The Plan has not yet become effective as of the date of filing of this Annual Report on Form 10-K. Effectiveness of the Plan is subject to a number of conditions precedent. There can be no assurance that all conditions to the effectiveness of the Plan will be satisfied or waived, or that the Plan will become effective on the timeline currently contemplated, or at all. Accordingly, the ultimate business plan for the reorganized company is still uncertain, and the discussion of our investment and financing policies included below are subject to inherent risks and potential change.
Nasdaq Delisting
On September 25, 2025, The Nasdaq Stock Market LLC, or Nasdaq, notified us that our common shares were subject to delisting. We did not appeal Nasdaq’s determination, and our common shares were delisted from Nasdaq effective October 6, 2025.
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
Commercial Real Estate and Capital Markets
Certain shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as, declining rents and increasing costs to re-lease space when new tenants can be identified continue to impact the market. The demand for office space continues to face headwinds and the duration and ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, government policies (including the potential reduction of U.S. federal office leases), geopolitical events, an economic recession or disruptions in the financial markets could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. Deteriorating office fundamentals, high interest rates and market sentiment towards the office sector may restrict our access to, and increase our cost of, capital and may cause the values of our properties and our securities to decline.
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
Other Acquisitions. We prefer wholly owned investments in fee interests. However, we may consider investing in leaseholds, joint ventures, mortgages and other real estate interests. As of December 31, 2025, we owned a 51% interest in an unconsolidated joint venture. In the future, we may invest in or enter into additional real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers, or that our opportunity to participate in the investment is contingent on the use of a joint venture structure or that pre-existing joint venture arrangements may be part of an acquisition or development we wish to pursue. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.
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
Our Financing Policies
To qualify for taxation as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains). Accordingly, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development, redevelopment and repositioning efforts. We generally expect to repay our debts, invest in our properties and fund acquisitions and development, redevelopment and repositioning efforts with proceeds from debt or equity we may issue, proceeds from our asset sales or retained cash from operations that may exceed any distributions we may pay. Our ability to issue additional indebtedness, dispose of assets or access capital markets is substantially limited as a result of the Chapter 11

Cases and will require Bankruptcy Court approval in most instances. Accordingly, our liquidity primarily depends on cash generated from operating activities and borrowings under the DIP Facility.
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
Other Information
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR and by our Managing Trustees and officers. As of December 31, 2025, RMR had nearly 900 full time employees in its headquarters and regional offices located throughout the United States.
Our Manager. The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Yael Duffy, our other Managing Trustee and our President and Chief Executive Officer, is also an executive officer of RMR Inc. and as an officer and employee of RMR, and each of our other officers is also an officer and employee of RMR. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390.
RMR is an alternative asset management company that is focused on both commercial and residential real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. As of May 18, 2026, the executive officers of RMR are: Adam Portnoy, president and chief executive officer; Christopher J. Bilotto, executive vice president; Matthew C. Brown, executive vice president, chief financial officer and treasurer; Yael Duffy, executive vice president; Lindsey Getz, executive vice president, general counsel and secretary; Matthew P. Jordan, executive vice president and chief operating officer; and Jeffrey C. Leer, executive vice president. Our Chief Financial Officer and Treasurer, Brian E. Donley, is a senior vice president of RMR. Ms. Duffy, Mr. Donley and other officers of RMR also serve as officers of other companies to which RMR or its subsidiaries provide management services.
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
We and our manager, RMR, drive value, manage risk and benchmark the performance of our properties by effectively capturing and managing data and by achieving environmental and energy efficiency certifications and designations. RMR’s real-time energy monitoring program, or RTM, facilitates advanced data analytics to detect faults and inefficiencies in equipment operations while enhancing building system control in a cost-effective and scalable way. RMR’s RTM program captures 41 of our properties totaling approximately 71% of our annual electricity spend and generating approximately $2.1 million in annual savings.
Furthermore, properties that reach specified levels of sustainability and energy efficiency may receive potential environmental designations and certifications, such as Leadership in Energy and Environmental Design, or LEED®, designations and/or “ENERGY STAR” certifications. LEED designations are administered by the U.S. Green Building Council. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and properties. The U.S. government’s “green lease” policies permit government tenants to require LEED® designation in selecting new premises or renewing leases at existing premises and the General Services Administration gives preference to properties for lease that have received an ENERGY STAR certification. As of December 31, 2025, our LEED designations and ENERGY STAR certifications were as follows:
•LEED: 47 properties containing 6.7 million rentable square feet (43.5% and 45.0% of our total properties and total rentable square feet, respectively).
•ENERGY STAR: 33 properties containing 5.3 million rentable square feet (33.0% and 37.6% of our eligible properties and eligible rentable square feet, respectively).
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
•Diversity & Inclusion. We value a diversity of backgrounds, experience and perspectives. As of December 31, 2025, our Board of Trustees was comprised of nine Trustees, of which seven were independent trustees, four, or approximately 44%, were female and one, or approximately 11%, was a member of under-represented communities. RMR is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status.
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
Segment Information. As of December 31, 2025, we had one operating segment: direct ownership of real estate properties. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•we are subject to risks and uncertainties related to the Chapter 11 Cases and upon our expected emergence from bankruptcy;
•we have concluded that there is substantial doubt about our ability to continue as a going concern;
•we have and, following our emergence from bankruptcy, will have a substantial amount of debt and we are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt and our ability to reduce our debt leverage, which may remain at or above the levels expected upon emergence from bankruptcy for an indefinite period. Covenants and terms contained in our debt agreements may restrict our operations by increasing our interest expense and limiting our ability to make investments in our properties, sell properties securing our debt and pay distributions to our shareholders and other limitations on our ability to access capital at reasonable costs or at all, including the limited availability of debt capital to office REITs generally;
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
•unfavorable market and commercial real estate industry conditions, particularly impacting the office sector, due to, among other things, uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, volatility in the public equity and debt markets and in the commercial real estate markets, generally, reductions in government spending to fund their obligations, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions, changes in real estate utilization, including continued hybrid and other alternative work arrangements and tenants consolidating their real estate footprint, and other conditions beyond our control, have had, and may continue to have, a material adverse effect on our and our tenants’ results of operations and financial conditions, and our tenants may be unable to satisfy their lease obligations to us;
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
•we are subject to risks related to the security of RMR’s information technology and RMR’s use of artificial intelligence;
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
•we may change our operational, financing and investment policies without shareholder approval; and
•our distributions to shareholders have been suspended and may not be resumed, and any future distributions may not remain at or increase above prior levels or may be reduced or eliminated again and the form of payment could change.

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
Risks Related to Our Chapter 11 Bankruptcy Proceedings
We are and, upon our emergence from bankruptcy, will continue to be subject to the risks and uncertainties associated with the Chapter 11 Cases
As a result of our filing of the Chapter 11 Cases, our business and our ability to execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties, including upon our anticipated emergence from bankruptcy. These risks and uncertainties include the following:
•our ability to consummate the transactions contemplated by the Plan;
•the high costs of bankruptcy proceedings and related fees;
•our ability to obtain additional financing, reduce expenses and execute our business plan post-emergence;
•the adequacy of our cash balances at the time of our projected exit from the Chapter 11 Cases;
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
Upon our emergence from bankruptcy, our financial results may change significantly and may not reflect historical trends.
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

As discussed in Note 1 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, we concluded that there was substantial doubt about our ability to continue as a going concern due to (1) insufficient liquidity to satisfy our obligations as they come due, (2) limited alternatives available to us to obtain debt or equity financing, (3) inability to refinance our maturing debt, and (4) the resulting Chapter 11 Cases. Our ability to continue as a going concern is contingent upon, among other things, our ability to implement the Plan and generate sufficient liquidity following the reorganization to meet our obligations, restructured debt obligations and operating needs.
The transactions contemplated by the Plan are subject to certain conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated. If we are unable to consummate the transactions contemplated by the Plan, we may be unable to continue as a going concern.
Risks Related to Our Business
We have and, following our emergence from bankruptcy, will have a substantial amount of debt and are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt.
As of December 31, 2025, our consolidated debt was $2.4 billion, and we were fully drawn on our revolving credit facility. Upon emergence from bankruptcy, we expect our debt to be reduced by approximately $700 million.
We are subject to numerous risks associated with our debt, including our ability to refinance maturing debt and the cost of any refinancing, the risk that our liquidity could be insufficient for us to make required payments and risks associated with changing interest rates. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our debt could increase our cost of capital, limit our ability to incur additional debt in the future, and increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Although we have an option to extend the maturity date of certain of our debt upon payment of a fee and meeting other conditions, the applicable conditions may not be met, and we may be required to repay or refinance our existing debt with new debt on less favorable terms. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, lease obligations, working capital, capital expenditures, refinancing, acquisitions, development or redevelopment projects or other purposes and hinder our ability to pay distributions to our shareholders.
Currently, our ability to incur additional indebtedness is substantially limited as a result of the Chapter 11 Cases and, until the effectiveness of the Plan, will require Bankruptcy Court approval in most instances. Although we have successfully obtained debt to operate our business prior to the commencement of the Chapter 11 Cases, there can be no assurance as to whether we will be able to obtain debt in the future or that the financing options available to us will be on favorable or acceptable terms. Further, the filing of the Chapter 11 Cases constituted an event of default under certain of our debt agreements, although efforts to enforce financial obligations under the applicable agreements are stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
We may be unable to lease our properties when our leases expire.
Leases representing approximately 3.7% and 12.9% of our annual rental income are scheduled to expire in each of 2026 and 2027, respectively. Although we typically will seek to renew or extend the terms of leases for our properties with tenants when they expire, we cannot be sure that we will be successful in doing so. Certain shifts in space utilization, including increases in hybrid and other alternative work arrangements, as well as ongoing market and economic conditions, including government spending and budget priorities, may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to re-lease these properties to new tenants.
Hybrid and other alternative work arrangements and shifts in space utilization and other business practices may continue to reduce the demand for office leasing.
Certain shifts in office space utilization, including continued hybrid and other alternative work arrangements and tenants consolidating their real estate footprint, as well as declining rents and increasing costs to re-lease space when tenants can be identified, continue to impact the market for both private sector and government tenants. It is uncertain to what extent and for how long such hybrid or other alternative work arrangements may continue. In addition, it is possible that hybrid work arrangements could continue or increase, such as workspace sharing or hoteling of office space. To the extent these practices become permanent or further increase, demand for office space, including at our properties, may decline. As a result of these factors, our tenant retention levels could decline and we may experience reduced rent or incur increased costs under future new or renewal leases.
Some of our properties depend upon a private sector single or majority tenant for all or a significant portion of their rental income; therefore, our financial condition, including our ability to pay distributions to our shareholders, may be adversely affected by bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single or majority tenant.
As of December 31, 2025, 34.3% of our annualized rental income was from our properties leased to private sector single tenants or majority occupied tenants. The value of the properties leased to these tenants is materially dependent on their performance under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent based on market and economic conditions, such as uncertainties surrounding interest rates and inflation, supply chain challenges and economic downturns or a possible recession. A default by a single or majority tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
We currently have a concentration of properties in the metropolitan Washington, D.C. market area and are exposed to changes in market conditions in this area.
As of December 31, 2025, we derived approximately 22.6% of our annualized rental income from our consolidated properties located in the metropolitan Washington, D.C. market area. In addition, two properties owned by a joint venture in which we owned a 51% interest are located in the metropolitan Washington, D.C. market area. The D.C. market continues to have weak conditions and a further downturn in economic conditions in this area or a possible recession could result in reduced demand from tenants for our properties, reduced rents that our tenants in this area are willing to pay when our leases expire and increased lease concessions for new leases and renewals. Additionally, there has been a decrease in demand for new leased space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire. Thus, adverse developments and/or conditions in the metropolitan Washington, D.C. market area could reduce demand for space, impact the creditworthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
Unfavorable market and industry conditions have had, and may continue to have, a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business and operations have been and may continue to be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial real estate industry and/or the local economies in the markets in which our properties are located. Unfavorable economic and industry conditions may be due to, among other things, uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, volatility in the public equity and debt markets, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions, changes in real estate utilization, catastrophic events such as natural disasters, adverse weather and climate conditions and other conditions beyond our control. As economic conditions in the United States may affect the demand for office space, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a possible recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal, tax and trade policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Unfavorable market conditions have particularly impacted the office sector and sustained low occupancy in office properties, reduced values of these properties and limited acquisition and disposition volume have negatively impacted our ability to pay distributions to our shareholders and these or other conditions may continue to have similar impacts in the future and on our results of operations and financial condition.
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
Our business depends on our tenants satisfying their lease obligations. The financial capacities of our private sector tenants to pay us rent will depend upon their abilities to successfully operate their businesses, which may be adversely affected by factors over which we and they have no control, including market and economic conditions, such as uncertainties surrounding interest rates and inflation, supply chain challenges, changing tariffs and trade policies and related uncertainty, economic downturns or a possible recession and labor market conditions. The failure of our private sector tenants and any applicable parent guarantor to satisfy their lease obligations to us, whether due to a downturn in their business or otherwise, could materially and adversely affect us.
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
Government budgetary pressures, policies and priorities and trends in government employment and office leasing, including elimination or reduction of government agencies and programs, hybrid work arrangements and other space utilization trends, may adversely impact our business.

We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space and efforts to manage space utilization rates may result in our tenants exercising early termination rights under their leases, vacating our properties upon expiration of their leases in order to relocate to government owned properties or consolidate leased space within a market, or renew their leases for less space than they currently occupy. The current administration is reportedly seeking to reduce the U.S. government’s office leases through termination of existing leases. Accordingly, there can be no assurance that the U.S. government will not seek to exercise early termination rights or otherwise purport to terminate our leases with the U.S. government or use the threat thereof to seek rent concessions. Also, our government tenants’ desire to reconfigure office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has, in some instances, resulted in delayed decisions by some of our government tenants and more focus on short term lease renewals. In addition, the new presidential administration may implement new or change existing policies, including the potential elimination or reduction of government agencies and programs, which may impact leasing at our government leased properties. Although the current administration has issued so called return to work mandates, there can be no assurance such actions will result in increased office utilization. Given the significant uncertainties, including the extent to which hybrid or alternative work arrangements may continue or increase, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on the demand for leased space at our properties and our financial results for future periods.
We may not succeed in selling properties we may identify for sale and any proceeds we may receive from sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
We expect to sell properties, or sell an interest in properties through joint venture arrangements, from time to time, in order to manage leverage levels or improve our liquidity. Our ability to sell properties, and the prices we may receive in any such sales may be affected by various factors. In particular, these factors could arise from, among other things:
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
•any requirement to obtain the consent of the Bankruptcy Court to consummate such sale;
•unfavorable local, national or international economic conditions, such as uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain challenges and economic downturns or a possible recession and labor market conditions; and
•changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located.
For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with increased high interest rates, has resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may not succeed in selling properties and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations and we may incur losses in connection with any sales. In addition, we may elect to forego or abandon property sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to reduce our leverage to a level we, or possible financing sources, believe appropriate, we may be unable to fund capital expenditures or future acquisitions to grow our business. In addition, we may elect to change or abandon our strategy and forego or abandon property or other asset sales.
We may fail to comply with the terms of our debt agreements, which could adversely affect our business.
Our debt agreements contain various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. If any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default, or be prevented from refinancing maturing debt or issuing new debt. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.
Our credit agreement and our senior notes indentures and their supplements require us to comply with certain financial and other covenants. These covenants may limit our ability to issue new debt or refinance existing debt, our operational flexibility and acquisition and disposition activity. Our ability to comply with those covenants will depend upon the net rental income we receive from our properties. If our operating results and financial condition are significantly negatively impacted by the current market conditions or otherwise, we may fail to satisfy covenants under our credit agreement or our senior notes indentures and their supplements. Further, if the occupancy at our properties declines or if our rents decline, we may be unable to borrow under our revolving credit facility. Our revolving credit facility is secured by certain properties and the availability of borrowings under the facility is subject to minimum performance and value levels of those properties. We are currently fully drawn under our revolving credit facility. An inability to incur additional debt would require us to meet our capital needs from other sources, such as cash on hand, operating cash flow, equity financing or asset sales, which may not be available to us on attractive terms or at all and we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise.
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
In the future, we may obtain additional debt financing upon emergence from the Chapter 11 Cases, and the covenants and conditions applicable to that debt may be more restrictive than the covenants and conditions that are contained in our existing debt agreements.

U.S. government shutdowns may adversely impact our operations, financial results and liquidity.
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
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. The burden requirements may be exacerbated if we are not eligible for an exemption from limitations on loss deductions for income tax purposes that would otherwise result from our pending bankruptcy reorganization. See “—Risks Related to Our Taxation—REIT distribution requirements could adversely affect us and our shareholders.” Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. We may also be unable to raise capital at reasonable costs or at all because of reasons related to our business, including the pending Chapter 11 Cases, market perceptions of our prospects, the terms of our debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, sustained high interest rates and other market conditions. For example, decreased demand for leased space and increased vacancies due to continued increases in remote and other alternative work arrangements and shifts in space utilization, as well as current economic conditions, have negatively impacted the availability of debt capital to office REITs on reasonable terms or at all. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
We face significant competition.
We face significant competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents or with greater concessions than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties and increase the competition we face. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge and the values of our properties.
Some tenants have the right to terminate their leases prior to their lease expiration date.
Some of our leases allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:
•Eight tenants occupying approximately 1.6% of our rentable square feet and responsible for approximately 2.1% of our annualized rental income as of December 31, 2025 have current exercisable rights to terminate their leases before the stated term of their leases expire.
•As of December 31, 2025, pursuant to leases with four of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These four tenants represented approximately 3.5% of our rentable square feet and 3.9% of our annualized rental income as of December 31, 2025.
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
We have a substantial amount of debt that is secured by properties that we own or by a pledge of the equity interests of certain of our subsidiaries. Secured debt, including mortgage debt, increases our risk of asset and property losses because defaults on debt secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any debts for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
We face challenges from uncertainties regarding interest rates and high interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.
Increases in interest rates and sustained high interest rates may materially and negatively affect us in several ways, including:
•one of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate on our common shares relative to prevailing interest rates, and our quarterly cash distributions on our common shares are currently suspended. Increasing market interest rate levels could lead investors to seek alternative investments with higher distribution rates, which could adversely affect the market price of our common shares;
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
•we have a substantial amount of fixed rate debt. Our ability to refinance this debt and the cost of any such refinancing will be subject to market conditions and our financial condition and operating performance; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When interest rates are high, real estate transaction volumes slow due to increased borrowing costs and property investors often demand higher capitalization rates, which causes property values to decline. High interest rates could therefore lower the value of our properties and cause the value of our securities to decline.
We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We have engaged in and may engage in future development, redevelopment and repositioning activities with respect to our properties, and, as a result, we are subject to certain risks. These risks include cost overruns and untimely completion of construction due to, among other things, weather conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals or inability to achieve desired returns, as well as the availability and pricing of financing on favorable terms or at all, and finding tenants to lease our properties. The potential for increased tariffs and trade barriers, as well as geopolitical risks, adds uncertainty to the long term outlook for inflation and interest rates. It is uncertain whether inflation will decline, remain relatively steady or increase. Commodity pricing and other inflation, including inflation impacting wages and employee benefits, have increased in the past several years and may further increase. These conditions have increased the costs for materials, other goods and labor, including construction materials, and caused some delays in construction activities, and these conditions may continue and worsen. These pricing increases, as well as increases in labor costs, could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities. In addition, changes to demand for office space and increased vacancies due to continued increases in hybrid and other alternative work arrangements and shifts in space utilization, as well as current economic conditions and volatility in the commercial real estate markets, generally, may cause delays in leasing these properties or possible loss of tenancies and negatively impact our ability to generate cash flows from these properties that meet or exceed our cost of investment. Any of these risks associated with our current or future development, redevelopment and repositioning activities could have a material adverse effect on our business, financial condition and results of operations.

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
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impacts from global climate change. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long term impacts of climatic conditions (such as precipitation frequency, weather instability and rising sea levels). Severe weather events and climatic conditions could also adversely impact us and the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.
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
Public companies are required to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. With the SEC’s continued focus on cybersecurity, we expect increased scrutiny of RMR’s policies and systems designed to manage our cybersecurity risks and our related disclosures.
Any failure by RMR or other third-party vendors to maintain the security, proper function and availability of their respective information technology and systems or to adequately protect personal data, or any failure by RMR, or other third-party vendors to provide the appropriate regulatory and other notifications in a timely manner could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
RMR incorporates artificial intelligence into some of its business workflows and processes, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability and increased regulatory costs and could adversely affect our results of operations.
RMR uses generative artificial intelligence and/or machine learning technologies, or collectively, AI Technologies, to enhance certain workflows and processes used in its business, and its research into and continued deployment of such capabilities remain ongoing. AI Technologies are evolving, and the introduction and incorporation of AI Technologies may result in unintended consequences or other new or expanded risks and liabilities and RMR may not be able to anticipate, prevent, mitigate or remediate all potential risks and liabilities. If the content, analyses or recommendations that AI Technologies applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI Technologies algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Additionally, AI Technologies are continuously evolving, and RMR may adopt and deploy AI Technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI Technologies. Also, our competitors or other third parties may incorporate AI Technologies into their products and services more quickly or more successfully than RMR, which could impair our ability to compete effectively and adversely affect our results of operations.
The use of AI Technologies applications to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. AI Technologies present emerging ethical issues, and RMR may be unsuccessful in identifying and resolving these issues before they arise. If RMR’s use of AI Technologies becomes controversial, it may experience brand or reputational harm, competitive harm or legal liability. There is uncertainty in the legal and regulatory landscape for AI Technologies, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI Technologies may be burdensome, could entail significant costs, and may restrict or impede RMR’s ability to successfully develop, adopt and deploy AI Technologies efficiently and effectively.
Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There remains a continued focus from regulators, investors, tenants, including the General Services Administration, and other stakeholders concerning corporate sustainability. We are, and expect to continue to be, subject to various proposed, new and evolving sustainability laws and requirements adopted by certain states and regulators, including both voluntary and mandatory disclosure requirements that may impact how we conduct business, and we may incur significant costs in compliance with such rules if and when such regulations become effective. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are not aligned with their own policies. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. If we or RMR elect not to or are unable to satisfy the criteria by which companies’ corporate responsibility practices are assessed or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. Pursuant to RMR’s zero emissions goal, RMR has pledged to reduce its Scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2029 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. In addition, there are efforts by some stakeholders and governmental authorities to reduce companies’ efforts regarding ESG, including human capital management-related matters, and anti-ESG or anti-diversity, equity and inclusion, or DEI, sentiment has gained momentum across the United States, with several states and governmental authorities enacting or proposing anti-ESG or anti-DEI policies or legislation and filing suits alleging that ESG or DEI measures or initiatives violate law. Additionally, in January 2025, President Trump signed a number of executive orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If our and RMR’s practices and programs are deemed to be in contradiction of such initiatives, we and RMR could be subject to government investigations or lawsuits that could negatively impact us and RMR and affect our business, financial condition or reputation. Increasingly, different stakeholder groups and government authorities have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders or governmental authorities and adversely impact our reputation and business. If we and RMR fail to comply with ESG and anti-ESG related regulations and to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG and anti-ESG policies or third party expectations or demands.
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
Yael Duffy, our other Managing Trustee and President and our Chief Executive Officer, and Brian Donley, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Ms. Duffy is also a managing trustee and the president and chief executive officer of Industrial Logistics Properties Trust, or ILPT, and Mr. Donley is also the chief financial officer and treasurer of Service Properties Trust, or SVC, both of which are REITs managed by RMR. Messrs. Portnoy and Donley and Ms. Duffy have duties to RMR, Ms. Duffy has duties to ILPT and Mr. Donley has duties to SVC, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services.
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
As a result of our relationships with RMR and its current and former controlling shareholder(s), our management agreements with RMR were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR, may be different from those negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and we also pay RMR construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR for employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. We are also required to pay for third-party costs incurred with respect to us. Our obligation to reimburse RMR for certain of its costs and to pay third-party costs may reduce RMR’s incentive to efficiently manage those costs, which may increase our costs. In connection with the effectiveness of the Plan, we will enter into amended and restated business and property management agreements with RMR, the terms of which will differ materially from our existing management agreements with RMR. For more information about the amended and restated management agreements we expect to enter into with RMR, see Part I, Item 1, “Business – Chapter 11 Bankruptcy Proceedings”, Part II, Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Note 1 to Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Our declaration of trust prohibits any shareholder, other than RMR and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This restriction is intended to, among other purposes, assist with our REIT compliance under the IRC. Further, our bylaws contain provisions that generally prohibit shareholders from owning more than 5% (in value or in number of shares, whichever is more restrictive) of any class or series of our outstanding shares, including our common shares. This ownership limitation in our bylaws is intended to help us preserve our ability to use our net operating losses and other tax benefits to reduce our future taxable income. We also believe these restrictions in our declaration of trust and bylaws promote orderly governance. However, these restrictions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
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
Our bylaws currently provide that other than any action arising under the Securities Act, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined under the Maryland General Corporation Law; (2) any derivative action or proceeding brought on our behalf; (3) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, manager or other agents to us or our shareholders; (4) any action asserting a claim against us or any of our Trustees, officers, manager or other agents arising pursuant to Maryland law, our declaration of trust or bylaws, including any disputes, claims or controversies brought by or on behalf of a shareholder, either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any of our Trustees, officers, manager or other agents, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; and (5) any action asserting a claim against us or any of our Trustees, officers, manager or other agents that is governed by the internal affairs doctrine of the State of Maryland. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. Unless we otherwise consent in writing, the sole and exclusive forum for claims that arise under the Securities Act is the federal district courts of the United States, to the fullest extent permitted by law. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager or other agents, which may discourage lawsuits against us and our Trustees, officers, manager or other agents.
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
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.
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
In addition to the foregoing, our pending bankruptcy reorganization would result in an ownership change for purposes of Section 382 of the IRC. An IRC Section 382 ownership change would normally severely limit our ability to offset income with net operating losses carried forward from prior tax years, and, for five years following the ownership change, would also limit our ability to deduct a substantial portion of our depreciation deductions or use losses on dispositions of property to offset any gains. If we do not qualify for an exemption from the general application of Section 382 of the IRC that is available to eligible corporations undergoing a bankruptcy reorganization, or if subsequent events cause us to experience another IRC Section 382 ownership change not eligible for an exemption, then we will face severe restrictions on our ability to use losses and deductions to offset income and gains, which would in turn increase our required income distributions without increasing our means for paying such distributions.
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
Risks Related to Our Securities
Our quarterly cash distributions on our common shares are currently suspended and may not be resumed, and any future distributions may not remain at or increase above prior levels or may be reduced or eliminated again and the form of payment could change.
Beginning with the third quarter of 2025, we suspended our quarterly cash distributions on our common shares in order to preserve our cash. We do not expect to pay any further distributions on our common shares prior to the conclusion of our reorganization pursuant to the Chapter 11 Cases. Further:
•our ability to pay distributions to our shareholders may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by current market and economic conditions, such as uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, and economic downturns or a possible recession, on our business, results of operations and liquidity;
•our credit agreement requires us to obtain lender approval for any increase in our distribution rate above the $0.01 per common share; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to, our historical and projected income, normalized funds from operations, or Normalized FFO, cash available for distribution, or CAD, the then current and expected needs and availability of cash to pay our obligations and fund our investments, requirements to maintain our qualification as a REIT, limitations in our debt agreements and other factors deemed relevant by our Board of Trustees.

For these reasons, among others, even if we successfully emerge from the Chapter 11 Cases, our distribution rate may not be resumed for an indefinite period and, if resumed, may not remain at or increase above prior levels or may be reduced or eliminated again.
Further, in order to preserve liquidity, we may elect to, in part, pay distributions to our shareholders in a form other than cash, such as issuing additional common shares to our shareholders, as permitted by the applicable tax rules.
The Notes and the Guarantees will be structurally subordinated to the payment of all indebtedness and other liabilities of our subsidiaries that do not guarantee the applicable series of Notes.
Upon effectiveness of the Plan, we will be the sole obligor on the March 2029 Notes and the Secured Exit Notes, and a wholly owned subsidiary of ours will be the sole obligor on the New 2029 Secured Notes, or, together with the March 2029 Notes and the Secured Exit Notes, collectively, the Notes. Certain of our subsidiaries will guarantee the New 2029 Secured Notes, the March 2029 Notes and/or the Secured Exit Notes, and such subsidiaries will be the sole obligors on the applicable guarantees of such Notes, or the Guarantees. The subsidiaries that will guarantee the applicable series of Notes will not guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the applicable series of Notes to benefit from any of the assets of any non-guarantor subsidiaries of such series of Notes are subject to the prior satisfaction of claims of our non-guarantor subsidiaries’ creditors. As a result, the applicable Notes and the Guarantees will be structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the such Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity.
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
We cannot be sure as to what standard a court would apply in making these determinations. In addition, each Guarantee will contain, and any future guarantees may contain, a provision intended to limit the guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. This provision may not be effective to protect the Guarantees or any future guarantees from being voided under fraudulent transfer laws, or may eliminate the guarantor’s obligations or reduce the guarantor’s obligations to an amount that effectively makes the guarantee worthless.
There may be no public market for the Notes, and one may not develop, be maintained or be liquid.
We have not applied for listing of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We cannot be sure of the liquidity of any market that may develop for such Notes, the ability of any holder to sell such Notes or the price at which holders would be able to sell such Notes. If a market for such Notes does not develop, holders may be unable to resell such Notes for an extended period of time, if at all. If a market for such Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell such Notes. Consequently, holders of the Notes may not be able to liquidate their investment readily, and lenders may not readily accept such Notes as collateral for loans.
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
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon, among other things, the sale of all or substantially all of the assets or capital stock of the subsidiary guarantor or upon the sale or release of the properties that are owned directly or indirectly by such subsidiary guarantor that serve as collateral for the applicable series of Notes, in each case in compliance with the provisions of the applicable indenture governing such series of Notes. Accordingly, the Notes may not at all times be guaranteed by some or all of the subsidiaries which guaranteed such Notes on the date they were initially issued. Further, the aggregate value of the collateral that secures the guaranteed Notes will be reduced to the extent of the value of the released collateral. The value of any released collateral could be significant and there can be no assurance that the value of the remaining collateral (if any) would be sufficient to satisfy all obligations owed by us to holders of the guaranteed Notes.
Our common shares currently have limited liquidity and will be cancelled, released and discharged on the effective date of the Plan.
Effective October 6, 2025, our common shares were delisted from Nasdaq. Our common shares are currently quoted on the over-the-counter, or OTC, Expert Market and were previously quoted on the OTC Pink (symbol: OPITQ). We can provide no assurance that our common shares will continue to trade on this market, whether broker-dealers will continue to provide quotes of our common shares on this market, whether the trading volume of our common shares will be sufficient to provide for an efficient trading market or whether quotes for our common shares will continue on this market in the future. Securities trading on the OTC Markets generally have substantially less liquidity; consequently, it can be much more difficult for shareholders and broker-dealers to purchase and sell our common shares in an orderly manner or at all. Furthermore, on the effective date of the Plan, holders of our common shares prior to the effective date of the Plan will not receive any distribution and such common shares will be cancelled, released and discharged on the effective date of the Plan.
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

Item 2. Properties
As of December 31, 2025, our wholly owned properties were comprised of 122 properties located in 29 states and the District of Columbia containing approximately 17.1 million rentable square feet and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties totaling approximately 0.3 million rentable square feet. The following table provides certain information about our wholly owned properties as of December 31, 2025 (dollars in thousands):

State	Number of Properties	Undepreciated Carrying Value (1)	Depreciated Carrying Value (1)	Annualized Rental Income
Alabama	3	$27,169	$19,587	$4,367
Arizona	2	19,873	14,825	2,516
California	17	314,029	243,585	44,143
Colorado	2	21,591	19,310	3,074
District of Columbia	7	766,691	614,967	31,078
Florida	3	77,101	57,138	9,617
Georgia	5	305,336	247,784	42,113
Idaho	3	34,156	23,772	4,495
Illinois	3	378,989	320,496	42,287
Indiana	2	17,893	15,230	5,950
Iowa	1	10,646	9,094	3,283
Maryland	12	242,197	186,480	26,492
Massachusetts	5	98,079	77,920	4,950
Michigan	1	8,487	7,487	1,721
Minnesota	1	11,204	6,891	1,312
Mississippi	1	28,232	19,224	4,179
Missouri	2	73,619	55,307	15,657
Nebraska	2	26,560	23,698	3,213
New Jersey	2	41,799	35,215	6,043
New York	2	11,816	8,281	2,067
North Carolina	2	24,985	19,547	6,617
Ohio	1	1,511	1,217	525
Pennsylvania	1	35,352	29,856	—
South Carolina	2	31,467	28,017	3,789
Texas	15	261,087	211,402	39,383
Utah	1	72,357	59,953	9,421
Vermont	1	9,347	5,941	1,178
Virginia	17	452,567	360,154	55,074
Washington	5	257,488	216,897	11,452
Wyoming	1	15,067	7,877	2,589
Total	122	$3,676,695	$2,947,152	$388,585
(1)Excludes purchase price allocations assigned to real estate intangibles.
As of December 31, 2025, our 122 properties secure an aggregate $1.9 billion of debt as detailed in the following table:

Secured Properties	Number of First-Lien Properties	Undepreciated Carrying Value	Principal Balance
Mortgage notes	7	$231,245	$177,320
Amended and restated credit agreement	19	807,624	425,000
Senior secured notes due March 2027	35	1,062,393	417,994
Senior secured notes due March 2029	17	525,130	300,000
Senior secured notes due September 2029	19	546,495	609,999
Secured debtor-in-possession term loan	25	503,808	10,225
Total	122	$3,676,695	$1,940,538
In addition, as of December 31, 2025, the two properties owned by our unconsolidated joint venture in which we owned a 51% interest secured a mortgage totaling $49.1 million.

For more information regarding our secured debt and our unconsolidated joint venture, see Notes 1, 4 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Item 3. Legal Proceedings
Chapter 11 Bankruptcy Proceedings
On the Petition Date, OPI and certain of its subsidiaries, voluntarily initiated the Chapter 11 Cases. For more information regarding the Chapter 11 Cases, see Item 1 Business and Note 1 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are currently quoted on the over-the-counter, or OTC, Expert Market and were previously quoted on the OTC Pink (symbol: OPITQ). Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Our common shares were previously listed on Nasdaq under the symbol “OPI” until October 6, 2025 when they were delisted by Nasdaq.

As of May 11, 2026, there were 1,602 shareholders of record of our common shares.
In July 2025, our Board of Trustees suspended our cash distribution on our common shares. We do not expect to pay any future distributions prior to the conclusion of the Chapter 11 Cases.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a REIT organized under Maryland law. As of December 31, 2025, our wholly owned properties were comprised of 122 properties and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. As of December 31, 2025, our properties are located in 29 states and the District of Columbia and contain approximately 17,113,000 rentable square feet. As of December 31, 2025, our properties were leased to 212 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 6.6 years. The U.S. government is our largest tenant, representing approximately 17.2% of our annualized rental income as of December 31, 2025.
Leases representing approximately 3.7% of our annualized rental income are scheduled to expire through 2026 and we may be unable to renew leases or find replacement tenants. Certain shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as ongoing market and economic conditions, including government spending and budget priorities, continue to impact the office sector and our portfolio. The demand for office space continues to face headwinds, including in markets where we have a concentration of properties, such as Washington, D.C., and declining rents and increasing costs to relet space when tenants can be identified continue to impact the market. The duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Higher interest rates, inflationary pressures, changes in government policies including the potential reduction of U.S. federal office leases and potential impacts from tariffs, geopolitical events, an economic recession or disruptions in financial markets could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. In addition, prospective tenants may delay their decision to lease space due to current economic conditions. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing at our properties.

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
The Plan has not yet become effective as of the date of filing of this Annual Report on Form 10-K. Effectiveness of the Plan is subject to a number of conditions precedent. There can be no assurance that all conditions to the effectiveness of the Plan will be satisfied or waived, or that the Plan will become effective on the timeline currently contemplated, or at all. For more information regarding the Chapter 11 Cases, the RSA and the Plan, including the material terms thereof, see elsewhere in this Annual Report on Form 10-K, including Part I, Item 1, “Business” and Note 1 to our Consolidated Financial Statements included in Part IV, Item 15.
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

Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of December 31, 2025 and excludes two properties owned by an unconsolidated joint venture in which we owned a 51% interest and the hotel component of a mixed-use property in Washington, D.C. For more information regarding our properties classified as held for sale, our unconsolidated joint venture and our mixed-use property in Washington, D.C., see Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Occupancy data for our properties as of December 31, 2025 and 2024 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	December 31,		December 31,
	2025	2024	2025	2024
Total properties	122	128	117	117
Total rentable square feet (3)	17,113	17,763	16,350	16,355
Percent leased (4)	78.2%	85.0%	81.4%	89.3%
(1)Based on properties we owned on December 31, 2025 and 2024, respectively.
(2)Based on properties we owned continuously since January 1, 2024; excludes five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest as of December 31, 2025.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.
The average effective rental rate per square foot for our properties for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
Average effective rental rate per square foot (1):	2025	2024
All properties (2)	$32.39	$30.31
Comparable properties (3)	$29.82	$29.24
(1)Average effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on December 31, 2025 and 2024, respectively.
(3)Based on properties we owned continuously since January 1, 2024; excludes five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest as of December 31, 2025.

During the year ended December 31, 2025, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Year Ended December 31, 2025
	Leased	Available for Lease	Total
Beginning of year	15,092	2,671	17,763
Changes resulting from:
Disposition of properties	(100)	(306)	(406)
Lease expirations	(2,285)	2,285	—
Lease renewals (1)	686	(686)	—
New leases (1)	288	(288)	—
Remeasurements	(51)	47	(4)
Lease conversion to managed hotel	(240)	—	(240)
End of year	13,390	3,723	17,113
(1)Based on leases entered during the year ended December 31, 2025.

During the year ended December 31, 2025, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Year Ended December 31, 2025
	New Leases	Renewals	Total
Rentable square feet leased	288	686	974
Weighted average rental rate change (by rentable square feet)	(4.9%)	(0.4%)	(1.9%)
Tenant leasing costs and concession commitments (1)	$12,139	$15,715	$27,854
Tenant leasing costs and concession commitments per rentable square foot (1)	$42.09	$22.92	$28.60
Weighted (by square feet) average lease term (years)	6.2	7.0	6.7
Total leasing costs and concession commitments per rentable square foot per year (1)	$6.82	$3.30	$4.26
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the year ended December 31, 2025, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the year ended December 31, 2025, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Year Ended December 31, 2025
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$28.36	$24.92	115
Lease renewals	$23.03	$24.74	693
Total leasing activity	$23.79	$24.77	808
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.
During the years ended December 31, 2025 and 2024, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Year Ended December 31,
	2025	2024
Lease related costs (1)	$39,438	$98,988
Building improvements (2)	13,552	20,013
Recurring capital expenditures	52,990	119,001
Development, redevelopment and other activities (3)	984	14,450
Total capital expenditures	$53,974	$133,451
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
(3)Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue. Includes capitalized interest and other operating costs of $1,172 for the year ended December 31, 2024. We did not capitalize interest or other operating costs during the year ended December 31, 2025.
As of December 31, 2025, we had estimated unspent leasing related obligations of $55,076, of which we expect to spend $37,910 over the next 12 months.

As of December 31, 2025, we had leases at our properties totaling approximately 504,000 rentable square feet that were scheduled to expire through 2026. As of May 18, 2026, we expect tenants with leases totaling approximately 171,000 rentable square feet that are scheduled to expire through 2026, excluding space that has been re-leased and space for which we are in advanced negotiations to re-lease, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. We continue to proactively engage with our existing tenants and are focused on overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations, early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew leases with current tenants or attract new tenants to our properties.
As of December 31, 2025, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2026	44	504	3.8%	3.8%	$14,292	3.7%	3.7%
2027	33	1,862	13.9%	17.7%	50,186	12.9%	16.6%
2028	19	525	3.9%	21.6%	28,668	7.4%	24.0%
2029	37	1,086	8.1%	29.7%	32,653	8.4%	32.4%
2030	30	955	7.1%	36.8%	28,377	7.3%	39.7%
2031	28	1,628	12.2%	49.0%	39,122	10.1%	49.8%
2032	15	587	4.4%	53.4%	18,193	4.7%	54.5%
2033	15	1,258	9.4%	62.8%	24,835	6.4%	60.9%
2034	10	1,744	13.0%	75.8%	47,366	12.2%	73.1%
2035 and thereafter	34	3,241	24.2%	100.0%	104,893	26.9%	100.0%
Total	265	13,390	100.0%		$388,585	100.0%

Weighted average remaining lease term (in years)		6.6			6.6
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of December 31, 2025, tenants occupying approximately 1.6% of our rentable square feet and responsible for approximately 2.1% of our annualized rental income as of December 31, 2025 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036, 2037 and 2040, early termination rights become exercisable by other tenants who occupied an additional approximately 1.1%, 1.8%, 5.3%, 3.2%, 2.4%, 0.7%, 4.3%, 0.3%, 1.1%, 0.2%, 0.2% and 0.4% of our rentable square feet, respectively, and contributed an additional approximately 1.9%, 2.6%, 6.2%, 3.1%, 3.0%, 0.8%, 5.7%, 0.8%, 1.6%, 0.4%, 0.3% and 0.5% of our annualized rental income, respectively, as of December 31, 2025. In addition, as of December 31, 2025, pursuant to leases with four of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These four tenants occupied approximately 3.5% of our rentable square feet and contributed approximately 3.9% of our annualized rental income as of December 31, 2025.
(2)Leased square feet is pursuant to leases existing as of December 31, 2025, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
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

As of December 31, 2025, we derived 22.6% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession could reduce demand from tenants at our properties, reduce rents that our tenants are willing to pay when our leases expire or increase lease concessions for new leases and renewals. Additionally, although the current administration has issued so called return to work mandates, there has been a decrease in demand for leased office space by the U.S. government, including in the metropolitan Washington, D.C. market area, which could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of December 31, 2025, tenants contributing 59.5% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 0.5% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).
As of December 31, 2025, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	2,415	18.0%	$66,955	17.2%
2	Alphabet Inc. (Google)	Investment Grade	386	2.9%	22,977	5.9%
3	IG Investments Holdings LLC	Not Rated	337	2.5%	18,619	4.8%
4	Bank of America Corporation	Investment Grade	577	4.3%	17,419	4.5%
5	Shook, Hardy & Bacon L.L.P.	Not Rated	412	3.1%	13,609	3.5%
6	Northrop Grumman Corporation	Investment Grade	337	2.5%	10,746	2.8%
7	State of California	Investment Grade	367	2.7%	10,328	2.7%
8	State of Georgia	Investment Grade	308	2.3%	7,924	2.0%
9	Sonoma Biotherapeutics, Inc.	Not Rated	84	0.6%	7,497	1.9%
10	Automatic Data Processing, Inc.	Investment Grade	289	2.2%	6,253	1.6%
11	Compass Group plc	Investment Grade	267	2.0%	6,186	1.6%
12	Church & Dwight Co., Inc.	Investment Grade	250	1.9%	6,043	1.6%
13	Genesys Cloud Services Holdings I, LLC	Non Investment Grade	275	2.1%	5,950	1.5%
14	Leidos Holdings Inc.	Investment Grade	159	1.2%	5,939	1.5%
15	Primerica, Inc.	Investment Grade	344	2.6%	5,743	1.5%
16	Science Applications International Corp	Non Investment Grade	159	1.2%	5,151	1.3%
17	AT&T Inc.	Investment Grade	425	3.2%	5,041	1.3%
18	Rocky Mountain University of Health Professions, Inc.	Not Rated	170	1.3%	4,563	1.2%
19	CommScope Holding Company Inc.	Non Investment Grade	96	0.7%	4,513	1.2%
20	Hartford Financial Services Group Inc	Investment Grade	143	1.1%	4,469	1.2%
21	Berkshire Hathaway Inc.	Investment Grade	134	1.0%	4,249	1.1%
22	BAE Systems plc	Investment Grade	139	1.0%	3,973	1.0%
			8,073	60.4%	$244,147	62.9%
Segment Information
We operate in one business segment: ownership and leasing of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

	Comparable Properties(1) Results Year Ended December 31,				Non-Comparable Properties Results Year Ended December 31,		Consolidated Results Year Ended December 31,
	2025	2024	$ Change	% Change	2025	2024	2025	2024	$ Change	% Change
Rental income	$404,403	$426,608	$(22,205)	(5.2%)	$38,153	$75,371	$442,556	$501,979	$(59,423)	(11.8%)
Operating expenses:
Real estate taxes	46,479	50,266	(3,787)	(7.5%)	2,531	12,103	49,010	62,369	(13,359)	(21.4%)
Utility expenses	25,753	23,246	2,507	10.8%	1,127	4,221	26,880	27,467	(587)	(2.1%)
Other operating expenses	92,273	91,322	951	1.0%	29,183	16,078	121,456	107,400	14,056	13.1%
Total operating expenses	164,505	164,834	(329)	(0.2%)	32,841	32,402	197,346	197,236	110	0.1%
Net operating income (2)	$239,898	$261,774	$(21,876)	(8.4%)	$5,312	$42,969	245,210	304,743	(59,533)	(19.5%)

Other expenses:
Depreciation and amortization							174,957	194,737	(19,780)	(10.2%)
Loss on impairment of real estate							2,048	181,578	(179,530)	(98.9%)
Transaction related costs							42,455	1,144	41,311	n/m
General and administrative							19,429	21,128	(1,699)	(8.0%)
Total other expenses							238,889	398,587	(159,698)	(40.1%)

Gain (loss) on sale of real estate							916	(7,410)	8,326	112.4%
Interest and other income							3,146	3,668	(522)	(14.2%)
Interest expense							(203,454)	(163,745)	(39,709)	24.3%
(Loss) gain on early extinguishment of debt							(449)	126,185	(126,634)	(100.4%)
Reorganization items, net							(78,333)	—	(78,333)	n/m
Loss before income tax expense and equity in net losses of investees							(271,853)	(135,146)	(136,707)	101.2%
Income tax expense							(116)	(203)	87	(42.9%)
Equity in net losses of investees							(405)	(758)	353	(46.6%)
Net loss							$(272,374)	$(136,107)	$(136,267)	100.1%

Weighted average common shares outstanding (basic and diluted)							71,915	51,806	20,109	38.8%

Per common share amounts (basic and diluted):
Net loss							$(3.79)	$(2.63)	$(1.16)	44.1%
n/m - not meaningful
(1)Comparable properties consists of 117 properties we owned on December 31, 2025 and which we owned continuously since January 1, 2024 and excludes five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
(2)Our definition of net operating income, or NOI, and our reconciliation of net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Rental income. Rental income decreased $56,008 related to our property disposition activities and $22,205 for comparable properties as a result of increased vacancies and lower rents from lease renewals at certain of our properties in 2025, partially offset by an increase in rental income at properties affected by significant redevelopment activities of $18,790 related to the conversion of a lease at a mixed-use property to a hotel management agreement and our recognition of the operating revenues of the hotel. Rental income includes non-cash straight line rent adjustments totaling $23,074 in 2025 and $31,102 in 2024, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $562 in 2025 and $402 in 2024.
Real estate taxes. Real estate taxes decreased $7,673 related to our property disposition activities, $3,787 for comparable properties primarily due to successful tax appeals at certain of our properties in 2025 and $1,899 for properties affected by redevelopment activities.
Utility expenses. Utility expenses decreased $2,875 related to our property disposition activities and $219 for properties affected by significant redevelopment activities, partially offset by an increase of $2,507 for comparable properties primarily due to higher electricity usage and rates in 2025.
Other operating expenses. Other operating expenses increased $24,509 related to the conversion of a lease at a mixed-use property to a hotel management agreement and our recognition of operating expenses of the hotel and $951 for comparable properties due to higher repair and maintenance and snow removal costs in 2025, partially offset by a decrease of $11,404 related to our property disposition activities.
Depreciation and amortization. Depreciation and amortization declined $13,698 related to our property disposition activities and $10,236 for comparable properties due to certain leasing related assets becoming fully depreciated since January 1, 2023, partially offset by an increase of $4,154 due to the substantial completion of redevelopment activities at certain properties since January 1, 2024.
Loss on impairment of real estate. We recorded a $2,048 loss on impairment of real estate in the 2025 period to reduce the carrying value of one property to its estimated fair value less costs to sell. We recorded a $181,578 loss on impairment of real estate in 2024 to reduce the carrying value of 18 properties to their estimated fair values less costs to sell.
Transaction related costs. Transaction related costs in 2025 consist of advisory fees related to restructuring efforts prior to our bankruptcy proceedings. Transaction related costs in 2024 consist of costs related to our evaluation of potential financing transactions.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in our average total market capitalization and a decrease in share based compensation in 2025 compared to 2024.
Gain (loss) on sale of real estate. We recorded a $916 net gain on sale of real estate resulting from the sale of six properties in 2025. We recorded a $7,410 net loss on sale of real estate resulting from the sale of 24 properties in 2024.
Interest and other income. The decrease in interest and other income is primarily due to the effect of lower cash balances invested in 2025 compared to 2024.
Interest expense. The increase in interest expense is due to higher weighted average interest rates in 2025 as a result of our financing activities in 2024, partially offset by declines in interest expense related to our adoption of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 852, Reorganizations, or ASC 852, as a result of the Chapter 11 Cases, pursuant to which we ceased recognition of interest expense on our senior unsecured notes and wrote-off unamortized discounts and issuance costs related to liabilities subject to compromise, or LSTC, as of the Petition Date, resulting in lower amortization expense in 2025. For more information regarding our adoption of ASC 852 and the Chapter 11 Cases, see Notes 1 and 2 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
(Loss) gain on early extinguishment of debt. We recorded a net loss on early extinguishment of debt of $449 in 2025 primarily due to the write off of unamortized discounts and issuance costs related to the partial redemption of our senior secured notes due 2027, partially offset by the reduction of debt principal related to a senior note exchange. We recorded a net gain on early extinguishment of debt of $126,185 in 2024 resulting from the series of debt exchanges we completed during 2024.
Reorganization items, net. Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts. For more information regarding reorganization items, net and the Chapter 11 Cases, see Notes 1 and 2 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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
Net loss. Net loss and net loss per basic and diluted common share increased in 2025 compared to 2024 primarily as a result of the changes noted above. Net loss per basic and diluted common share in 2025 also reflects the effect of the issuance of common shares related to our financing activities in 2025 and 2024.
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
The following table presents the reconciliation of net loss to NOI for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net loss	$(272,374)	$(136,107)
Equity in net losses of investees	405	758
Income tax expense	116	203
Loss before income tax expense and equity in net losses of investees	(271,853)	(135,146)
Reorganization items, net	78,333	—
Loss (gain) on early extinguishment of debt	449	(126,185)
Interest expense	203,454	163,745
Interest and other income	(3,146)	(3,668)
(Gain) loss on sale of real estate	(916)	7,410
General and administrative	19,429	21,128
Transaction related costs	42,455	1,144
Loss on impairment of real estate	2,048	181,578
Depreciation and amortization	174,957	194,737
NOI	$245,210	$304,743

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
The following table presents the reconciliation of net loss to FFO and Normalized FFO for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net loss	$(272,374)	$(136,107)
Add (less): Depreciation and amortization:
Consolidated properties	174,957	194,737
Unconsolidated joint venture properties	2,596	2,495
Loss on impairment of real estate	2,048	181,578
(Gain) loss on sale of real estate	(916)	7,410
FFO	(93,689)	250,113
Add (less): Reorganization items, net	78,333	—
Default interest incurred related to Chapter 11 Cases	1,308	—
Transaction related costs	42,455	1,144
Net (gain) loss on early extinguishment of debt	449	(126,185)
Lease termination fees for sold property	—	(10,524)
Normalized FFO	$28,856	$114,548

Weighted average common shares outstanding (basic and diluted)	71,915	51,806

Per common share amounts (basic and diluted):
Net loss	$(3.79)	$(2.63)
FFO	$(1.30)	$4.83
Normalized FFO	$0.40	$2.21
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
The office industry has been adversely affected by shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as ongoing market and economic conditions, including government spending and budget priorities. Demand for office space continues to face headwinds, including markets where we have a concentration of properties, such as Washington, D.C., and the duration and ultimate impact of current trends on our properties remains uncertain and subject to change. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows.
We expect to sell properties, or sell an interest in properties through joint venture arrangements, from time to time in order to manage leverage levels or improve our liquidity. During the year ended December 31, 2025, we sold six properties for an aggregate sales price of $40,088, excluding closing costs. As of May 18, 2026, we have entered into an agreement to sell one property containing approximately 275,000 rentable square feet for a sales price of $18,125, excluding closing costs. We expect to sell this property in 2027. This pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the pricing will not change. We are also at various stages of marketing for sale 31 properties with a total of approximately 3,416,000 square feet. We expect to use the net sales proceeds from property sales to repay debt. There can be no assurance we will be successful selling any of these properties or what the amount of proceeds we may realize will be.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows:

	Year Ended December 31,
	2025	2024
Cash, cash equivalents and restricted cash at beginning of period	$275,165	$26,714
Net cash provided by (used in):
Operating activities	(6,569)	67,167
Investing activities	2,192	66,610
Financing activities	(190,127)	114,674
Cash, cash equivalents and restricted cash at end of period	$80,661	$275,165
The change from cash provided by operating activities in 2024 to cash used in operating activities in 2025 was primarily due to decreases in NOI as a result of property dispositions, tenant vacancies at certain of our properties, higher interest expense and payment of professional fees related to potential financing transactions and the Chapter 11 Cases. The decrease in cash provided by investing activities in 2025 compared to 2024 was primarily due to lower proceeds received from property sales, partially offset by decreased capital expenditures in 2025 related to our redevelopment activities in 2024. The change from cash flows provided by financing activities in 2024 to cash flows used in financing in 2025 was primarily due to our issuance of $339,000 of secured senior notes and higher borrowings under our credit agreement in 2024.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to meet cash needs to pay operating or capital expenses during the pendency of the Chapter 11 Cases, we have relied on borrowings under our secured $125,000 DIP Facility. We have made the following borrowings under the DIP Facility: (a) we borrowed $10,000 on November 6, 2025 pursuant to an interim order entered by the Bankruptcy Court; (b) $75,000 was made available to us and drawn as follows: (i) we borrowed $64,300 on February 5, 2026, and (ii) we borrowed $10,700 on March 13, 2026; and (c) we borrowed $40,000, or the Tranche B Term Loan, on April 7, 2026. Borrowings under the DIP Facility bear interest, payable in cash, at a rate of 12.00% per annum. The DIP Facility had an original maturity date of May 4,

2026, with the option to extend under certain circumstances. In May 2026, the maturity date was extended to May 31, 2026. Borrowings under the DIP Facility may be repaid in reorganized common equity or cash, at the Debtors’ election. On April 5, 2026, the Debtors filed a notice of their intent to equitize the DIP Facility with the Bankruptcy Court. Fees and expenses under the DIP Facility include: (a) an upfront fee equal to (i) cash at 2.25% of the lenders’ commitments or (ii) common equity of the reorganized OPI in an aggregate amount equal to 3.60% of the commitments, which fee was earned upon the initial funding of each loan under the DIP Facility and is payable in kind; (b) an anchor capital commitment fee of 10.00% of the lenders’ commitments under the DIP Facility payable to certain backstop parties, which was earned upon the initial funding of the DIP Facility, and may be paid, at our election, in cash or common equity of the reorganized company; and (c) an exit fee of 4.50% of the aggregate borrowings under the DIP Facility, which is due and payable upon the repayment of any loan under the DIP Facility, at our election, in cash or common equity of the reorganized company. In the event of a voluntary prepayment, we are required to pay, for the ratable account of each lender, in cash a prepayment premium equal to 1.0% multiplied by the sum of the principal amount of the borrowings that are being repaid at such time. A commitment fee is also due for the ratable account of each Tranche B Term Loan lender, in an aggregate amount equal to 0.75% per annum times the actual daily amount of the aggregate undrawn Tranche B Term Loan commitments. As of December 31, 2025 and May 18, 2026, the outstanding principal balance under our DIP Facility was $10,225 and $127,813, respectively, including fees payable in kind.
Historically, in order to meet cash needs to pay operating or capital expenses and make distributions, we have maintained a revolving credit facility under our credit agreement. Our obligations under our credit agreement are secured by a pledge by certain of our subsidiaries of all of their respective equity interests in certain of our direct and indirect property owning subsidiaries and first mortgage liens on 19 properties owned by the pledged subsidiaries with a gross book value of real estate assets of value of $1,035,653 as of December 31, 2025. The maturity date of our credit agreement is January 29, 2027. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement was at a rate of the secured overnight financing rate plus a margin of 350 basis points through the Petition Date. Effective on the Petition Date, interest payable on borrowings under our credit agreement changed to a rate of the U.S. federal prime rate plus a margin of 250 basis points. Effective February 4, 2026, in accordance with an order entered by the Bankruptcy Court, the margin increased to 450 basis points pursuant to the default rate stipulated in our credit agreement. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at December 31, 2025. As of December 31, 2025, the annual interest rate payable on borrowings under our credit agreement was 9.3%. As of December 31, 2025 and May 18, 2026, our $325,000 revolving credit facility was fully drawn and $100,000 was outstanding under our term loan.
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
Our senior secured notes due 2027 require quarterly principal repayments of $6,500. We made $19,500 of scheduled quarterly principal repayments on these notes in 2025. We ceased scheduled quarterly principal payments due on December 31, 2025 and did not make the additional March 2026 principal repayment following the commencement of the Chapter 11 Cases.
Senior Note Exchange
In March 2025, we exchanged $14,439 of the 2030 Notes, for an aggregate $20,990 of our outstanding unsecured senior notes. The 2030 Notes are fully and unconditionally guaranteed on a joint, several and unsecured basis by certain of our subsidiaries which also guarantee our senior secured notes due 2027. The 2030 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 12, 2029.
For more information about our financing activities, see Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

As of December 31, 2025, our debt maturities (other than our revolving credit facility), consisting of senior notes, our DIP Facility, a term loan and mortgage notes, were as follows:

Year	Debt Maturities
2026	$144,154
2027	596,300
2028	123,487
2029	910,278
2030	14,739
2031 and thereafter	317,656
Total	$2,106,614

None of our unsecured debt obligations require sinking fund payments prior to their respective maturity dates. Our mortgage notes currently require monthly payments of interest only; however, certain of our mortgage notes will require payments of principal and interest after a specified date through maturity.
Share Issuances
In March 2025, we entered into a sales agreement with Clear Street LLC, or the Agent, pursuant to which we may issue and sell our common shares from time to time in transactions that are deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act for up to an aggregate sales price of $100,000, or the ATM Program. We were required to pay the Agent a cash commission of 3% of the gross sales prices of any common shares we sold under the ATM Program. During the year ended December 31, 2025, we sold an aggregate 4,171,689 of our common shares under the ATM Program valued at a weighted average share price of $0.27 for net proceeds of $1,106 after deducting Agent commissions and other offering costs. In June 2025, we suspended use of the ATM Program, and we did not sell any common shares under the ATM Program subsequent to June 30, 2025.
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
During the year ended December 31, 2025, we paid quarterly distributions to our shareholders totaling $1,407 using cash on hand. In July 2025, we suspended our regular quarterly distribution payable on our common shares to preserve our cash. For more information regarding the distributions we paid and declared during 2025, see Note 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
In addition to our debt obligations, as of December 31, 2025, we had estimated unspent leasing related obligations of $55,076, of which we expect to spend $37,910 over the next 12 months.
We owned a 51% interest in an unconsolidated joint venture which owned two properties at December 31, 2025. As of December 31, 2025, the properties owned by this joint venture were encumbered by $49,106 principal amount of mortgage indebtedness, none of which is recourse to us. As of December 31, 2025, we did not control the activities that are most significant to this joint venture and, as a result, we accounted for our investment in this joint venture under the equity method of accounting. The filing of the Chapter 11 Cases constituted an event of default under the mortgage note secured by the properties owned by this joint venture. This joint venture remains current on debt service under this mortgage note and continues to own, operate and lease the collateral properties. For more information on the financial condition and results of operations of this joint venture, see Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Other than this joint venture, as of December 31, 2025, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)
Our principal debt obligations as of December 31, 2025 consisted of $325,000 of borrowings outstanding under our revolving credit facility, $100,000 outstanding principal amount under our secured term loan, an outstanding principal balance of $1,819,069 of senior notes, $10,225 outstanding under our DIP Facility and mortgage notes with an outstanding principal balance of $177,320. Also, the two properties owned by the joint venture in which we owned a 51% interest secured an additional mortgage note. Our senior notes are governed by indentures and their supplements. Our credit agreement, senior notes indentures and their supplements and the amended and restated debtor-in-possession term loan credit agreement governing our DIP Facility, or the DIP Credit Agreement, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement, our senior notes indentures and their supplements and the DIP Credit Agreement also contain covenants, including those that restrict our ability to incur debts require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter. The filing of the Chapter 11 Cases constituted an event of default under our credit agreement and senior notes indentures which accelerated amounts due under the applicable agreements. Efforts to enforce financial obligations under the applicable agreements are stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Notes 6 and 7 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference. For more information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
Notwithstanding the foregoing, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that we maintained effective internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2025, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2025 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Trustees, Executive Officers and Corporate Governance
Board of Trustees
The following table sets forth the names, ages and titles of our Trustees:

Name	Age	Position	Year of Election	Board Committees
Yael Duffy	46	Managing Trustee	2026	None
Donna D. Fraiche	74	Independent Trustee	2019	Audit, Compensation (Chair)
Barbara D. Gilmore	75	Independent Trustee	2009	Audit, Compensation
William A. Lamkin	66	Independent Trustee	2019	Audit (Chair)
Timothy R. Pohl	59	Independent Trustee	2025	Audit, Compensation
Elena B. Poptodorova	74	Independent Trustee	2017	Audit, Compensation, Nominating and Governance
Adam Portnoy	55	Managing Trustee	2009	None
Jeffrey P. Somers	83	Independent Trustee	2009	Audit, Nominating and Governance (Chair)
Mark A. Talley	61	Independent Trustee	2022	Audit, Compensation
Yael Duffy
Ms. Duffy brings to our Board extensive professional skills and demonstrated management ability. Ms. Duffy has experience in, and knowledge of, REITs and experience working in the CRE industry. Ms. Duffy possesses institutional knowledge earned through her current role as president and chief executive officer of ILPT and in leadership positions with RMR. Ms. Duffy has professional skills and expertise in real estate matters and experience as a senior level executive officer. Ms. Duffy served as our President and Chief Operating Officer when we commenced the Chapter 11 Cases on October 30, 2025; see Part I, Item 1, “Business” in this Annual Report on Form 10-K for more information regarding the Chapter 11 Cases. Ms. Duffy qualifies as a Managing Trustee in accordance with the requirements of our governing documents. Ms. Duffy’s professional experience includes:
•Our President since 2024, our Chief Executive Officer since January 2026 and our Chief Operating Officer from 2024 to December 2025.
•Executive Vice President of RMR Inc. since January 2026 and RMR since October 2025, where she is responsible for overseeing asset management, leasing and property management functions of a portfolio of office, industrial and retail properties managed by RMR. Prior to that, Ms. Duffy served as Senior Vice President of RMR from 2021 to September 2025 after joining RMR in 2006. Ms. Duffy’s prior responsibilities at RMR included serving as Accounting Manager and Area Director in the Northeast region.
•Chief Executive Officer of ILPT since January 2026, President since 2022 and Chief Operating Officer from 2020 to December 2025.
•Previously worked at Spaulding & Slye, a commercial real estate services and investment company.
•Member of Nareit’s Advisory Board of Governors.
•Member of the National Association of Office and Industrial Properties
•Other RMR public client boards:
•ILPT (since 2026)
•Other Non-RMR managed public company boards:
•None
Donna D. Fraiche
Ms. Fraiche brings to our Board extensive professional and consulting legal skills. Ms. Fraiche has held many leadership roles including serving in numerous public policy and civic leadership roles. Ms. Fraiche has experience on public company boards and board committees and possesses institutional knowledge earned through prior service on our Board. Ms. Fraiche qualifies as an Independent Trustee in accordance with the requirements of Nasdaq, the SEC and our governing documents. Ms. Fraiche’s professional experience includes:

•Founder and member of Fraiche Strategies, LLC since 2020.
•Founder, corporate secretary and member of the board of directors of AiWithCare, Inc.
•General manager of family-owned real estate holding companies including commercial, office, retail, residential development and service industry assets.
•Member of the board of directors of Cornerstone Chemical Company, Inc.
•Honorary consul for Japan at New Orleans for Louisiana.
•Member of the executive committee, board of directors and past treasurer of the Louisiana Consular Corp.
•Member of the board and past treasurer of the John-Manjiro-Whitfield Center for International Exchange US (CIE-US).
•Member of the investment committee and past member of executive committee and board of the Baton Rouge Area Foundation.
•Former chair of women’s initiative and nominating and governance committee and retired from active law practice at Baker Donelson PC in 2020.
•Past chair of the board of trustees of Loyola University.
•Past president of the Supreme Court of Louisiana Historical Society.
•Past president of the Louisiana Chapter of the International Women’s Forum.
•Past chair and member of the board and the finance, real estate and compensation committees of Women’s Hospital.
•Former member of leadership development committee and committee on governance of the American Hospital Association.
•Past president and a fellow of the American Health Law Association.
•Former chair of the Louisiana Health Care Commission.
•Former member of the Louisiana Recovery Authority.
•Other RMR public client boards:
•SVC (since 2015)
•AlerisLife Inc. (2010-2023)
•Select Income REIT (2012-2018)
•Other Non-RMR managed public company boards:
•None
Barbara D. Gilmore
Ms. Gilmore brings to our Board extensive professional skills and experience in legal and business finance matters. Ms. Gilmore possesses experience in public policy matters as well as insights and understanding of government practices gained through government service and her experience as a lawyer, bankruptcy court clerk, bankruptcy trustee and bankruptcy examiner. Ms. Gilmore has also served on public company boards and board committees. Ms. Gilmore qualifies as an Independent Trustee in accordance with the requirements of Nasdaq, the SEC and our governing documents. Ms. Gilmore’s professional experience includes:
•Professional law clerk at the United States Bankruptcy Court, Eastern Division of the District of Massachusetts, from 2015 until her retirement in 2018.
•Professional law clerk at the United States Bankruptcy Court, Central Division of the District of Massachusetts, from 2001 to 2015.
•Partner of the law firm of Sullivan & Worcester LLP from 1993 to 2000, during which time she was appointed and served as trustee or examiner in various cases involving business finance matters.
•Other RMR public client boards:
•Seven Hills Realty Trust, or SEVN (since 2020)
•AlerisLife Inc. (2004-2023)
•TravelCenters of America Inc. (2007-2023)
•Other Non-RMR managed public company boards:
•None

William A. Lamkin
Mr. Lamkin brings to our Board extensive experience in, and knowledge of, the CRE and investment banking industries. Mr. Lamkin has demonstrated management ability and experience in capital raising and strategic business transactions. Mr. Lamkin has professional training, skills and expertise in, among other things, finance and legal matters. Mr. Lamkin has institutional knowledge earned through prior service on our Board. Mr. Lamkin qualifies as an Independent Trustee in accordance with the requirements of Nasdaq, the SEC and our governing documents. Mr. Lamkin’s professional experience includes:
•Partner in Ackrell Capital LLC, a San Francisco based investment bank, from 2003 to 2019.
•Experience as a financial consultant and as an investment banker, including as a senior vice president in the investment banking division of ABN AMRO, prior to 2003.
•Practicing attorney prior to working as a financial consultant and investment banker.
•Other RMR public client boards:
•SVC (since 2007)
•SEVN (since 2021)
•Tremont Mortgage Trust (2020-2021)
•Select Income REIT (2012-2018)
•Other Non-RMR managed public company boards:
•Ackrell SPAC Partners I Co. (2020 to 2022)
Timothy R. Pohl
Mr. Pohl brings to our Board extensive experience in, and knowledge of, corporate restructurings and distressed solutions and legal and business finance matters. Mr. Pohl has demonstrated leadership, management abilities and expertise in, among other things, providing strategic advice to companies, financial institutions and private equity firms with respect to restructuring and distressed solutions. Mr. Pohl has served on the boards of a number of public companies and privately owned companies. Mr. Pohl qualifies as an Independent Trustee in accordance with the requirements of Nasdaq, the SEC and our governing documents. Mr. Pohl’s professional experience includes:
•Founder of and senior advisor and consultant at TRP Advisors, LLC in 2019, which advises companies, financial institutions and private equity firms on distressed situations, portfolio challenges and acquisition opportunities.
•Managing Director in the Restructuring and Capital Solutions Group at Lazard, Freres & Co. LLC from 2009 to 2019.
•Partner at Skadden, Arps, Slate, Meagher & Flom LLP from 2001 to 2008, including serving as co-head of the global corporate restructuring practice.
•Other RMR public client boards:
•None
•Other Non-RMR managed public company boards:
•GoHealth, Inc. (since August 2025)
•TPI Composites, Inc. (since May 2025)
•Modee Holdings, Inc. (2024-2025)
•Libbey, Inc. (May 2020-November 2020)
Elena B. Poptodorova (Lead Independent Trustee since December 2019)
Ms. Poptodorova brings to our Board extensive experience and demonstrated leadership ability as a former diplomat. Ms. Poptodorova gained insights and understanding of government practices through government service and public policy matters. Ms. Poptodorova has experience in communal property and industrial property matters. Ms. Poptodorova has served on the boards of several private and charitable organizations. Ms. Poptodorova qualifies as an Independent Trustee in accordance with the requirements of Nasdaq, the SEC and our governing documents. Ms. Poptodorova’s professional experience includes:
•Vice president and director for Euro-Atlantic affairs of the Atlantic Club of Bulgaria since April 2017.
•Vice president of the Atlantic Treaty Association since December 2017.
•Board member of the U.S.—Bulgarian Chamber in America since February 2020.
•Director of the Shapiro-Silverberg AJC Central Europe Office from October 2016 to February 2017.

•Ambassador extraordinary and plenipotentiary of the Republic of Bulgaria to the United States from 2010 to 2016 and from 2002 to 2008. During this time, she facilitated foreign investments in Bulgaria’s information technology sector and assisted the development of transatlantic business association to support investment ventures.
•Director of the Security Policy Directorate at the Ministry of Foreign Affairs from 2009 to 2010.
•Ambassador-at-large for the Black Sea Region from 2008 to 2009.
•Spokesperson of the Ministry of Foreign Affairs and director of the Human Rights and International Humanitarian Organizations Directorate from 2001 to 2002.
•Member of the Bulgarian Parliament from 1990 to 2001, where she served on a variety of committees, including the national security, human rights, media and agriculture committees. During her service as a member of the Bulgarian Parliament, Ms. Poptodorova worked extensively on communal property and industrial property matters with the local government of her electoral district.
•Current member of the board of directors of the American Foundation for Bulgaria and the Institute for Cultural Diplomacy in Germany.
•Former member of the board of directors of the European Institute, the Executive Council on Diplomacy, the Women’s Foreign Policy Group and American University in Bulgaria.
•Other RMR public client boards:
•TravelCenters of America Inc. (2020-2023)
•Other Non-RMR managed public company boards:
•None
Adam Portnoy
Mr. Portnoy brings to our Board extensive experience in, and knowledge of, the asset management, CRE and residential real estate industries and REITs, gained in part through his key leadership position with RMR and its subsidiaries, his public company board service, and his demonstrated management ability. Mr. Portnoy also possesses experience in investment banking and private equity, as well as institutional knowledge earned through prior service on our Board and deep knowledge of our business. Mr. Portnoy qualifies as a Managing Trustee in accordance with the requirements of our governing documents.
Our Nominating and Governance Committee and our Board believe that, because Mr. Portnoy is the president and chief executive officer of RMR and the business of all the companies (including OPI) for which he serves as a managing trustee or managing director is integral to his day to day work, service on these additional boards does not impair the amount of attention or time that Mr. Portnoy spends on service on our Board. Our Board believes that Mr. Portnoy’s extensive familiarity with our day to day business provides valuable insight for our Board. Mr. Portnoy’s professional experience includes:
•President and Chief Executive Officer of RMR Inc., since shortly after its formation in 2015.
•President and Chief Executive Officer of RMR since 2005, and Director from 2006 to June 5, 2015 when RMR became a majority owned subsidiary of RMR Inc. and RMR Inc. became RMR’s managing member.
•Director of Tremont Realty Capital LLC since March 2016.
•Sole trustee, controlling shareholder and an officer of ABP Trust.
•Director and controlling shareholder of Sonesta International Hotels Corporation and its parent.
•Sole director of AlerisLife Inc. since its acquisition by ABP Trust in March 2023.
•Director of RMR Advisors LLC from 2007 to 2021 when it merged with Tremont Realty Capital LLC.
•Honorary Consul General of the Republic of Bulgaria to Massachusetts.
•Co-Chair of Massachusetts Opportunity Alliance, Inc. Board.
•Member of Massachusetts High Technology Council, Inc. Board.
•Chair of the board of directors of the Pioneer Institute.
•Executive committee member of the board of directors of the Greater Boston Chamber of Commerce.
•Member of AJC New England’s Leadership Board.
•Previously served on the board of governors for the National Association of Real Estate Investment Trusts and the board of trustees of Occidental College.
•Other RMR public client boards:
•SVC (since 2007)
•DHC (since 2007)

•SEVN, including its predecessor companies (since 2009)
•RMR Inc. (since 2015)
•ILPT (since 2017)
•TravelCenters of America Inc. (2018-2023)
•AlerisLife Inc. (2018-2023)
•Tremont Mortgage Trust (2017-2021)
•Other Non-RMR managed public company boards:
•None
Jeffrey P. Somers
Mr. Somers brings to our Board extensive expertise in legal, corporate governance and regulatory matters, as well as leadership experience gained from his role as a law firm managing partner. Mr. Somers also possesses a sophisticated understanding of finance and accounting matters, obtained through his service as a trustee of public REITs and investment companies, as well as work on board committees. Mr. Somers has extensive experience in public policy matters and complex business transactions gained partly from government service, as well as institutional knowledge earned through prior service on our Board. Mr. Somers qualifies as an Independent Trustee in accordance with the requirements of Nasdaq, the SEC and our governing documents. Mr. Somers’ professional experience includes:
•Of counsel since 2010, and member of the law firm of Morse, Barnes-Brown & Pendleton, PC from 1995 to 2009, serving as managing member for six of those years.
•Former partner at the law firm of Gadsby Hannah LLP (now McCarter & English, LLP) for more than 20 years prior to working at Morse, Barnes-Brown & Pendleton, PC, serving as managing partner for eight of those years.
•Director of Cantella Management Corp., a holding company of Cantella & Co., Inc., an SEC registered broker-dealer, from 2002 until January 2014, when the company was acquired by a third party.
•Trustee of the Pictet Funds from 1995 to 2001.
•Former staff attorney at the SEC in Washington, D.C. prior to entering private law practice.
•Former trustee of Glover Hospital, a private not for profit regional hospital, which is currently part of Beth Israel Deaconess Hospital, among various other civic leadership roles.
•Other RMR public client boards:
•DHC (since 2007)
•SEVN, including its predecessor companies (since 2009)
•Tremont Mortgage Trust (2017-2020)
•Select Income REIT (2012-2018)
•Other Non-RMR managed public company boards:
•None
Mark A. Talley
Mr. Talley brings to our Board extensive experience in, and knowledge of, the CRE industry. Mr. Talley has demonstrated leadership capability as an entrepreneur and founding member of an African American led CRE firm. Mr. Talley qualifies as an Independent Trustee in accordance with the requirements of Nasdaq, the SEC and our governing documents. Mr. Talley’s professional experience includes:
•Principal and one of the founding partners of Greenwood Commercial Real Estate, where Mr. Talley primarily provided acquisition, disposition and leasing services for clients regarding office real estate, from 2021 to 2023.
•Founded Griswold Realty Advisors in 2012 and with which he continues to work.
•Vice president at Grubb & Ellis from 2007 to 2012.
•Client relationship manager at Jones Lang LaSalle (including its predecessor LaSalle Partners) from 1995 to 2007.
•Various roles in non-profit and civic leadership in the Detroit, Michigan area.
•Other RMR public client boards:
•None

•Other Non-RMR managed public company boards:
•None
Executive Officers
Yael Duffy, President and Chief Executive Officer (President since 2024, Chief Executive Officer since 2026)
Ms. Duffy’s background and qualifications are described above.
Brian E. Donley, Chief Financial Officer and Treasurer (since 2023)
Mr. Donley is a Senior Vice President of RMR and has served in various finance and accounting leadership roles at RMR since 1997. Mr. Donley has served as chief financial officer and treasurer of Service Properties Trust since 2019. Mr. Donley served as chief financial officer and treasurer of ILPT from October 2022 to September 2023. He has more than 28 years of commercial real estate experience with REITs. Mr. Donley served as chief financial officer and treasurer of SEVN (then known as RMR Mortgage Trust and prior to that as RMR Real Estate Income Fund) from 2019 to 2021. Mr. Donley served as our Chief Financial Officer and Treasurer when we commenced the Chapter 11 Cases on October 30, 2025; see Part I, Item 1, “Business” in this Annual Report on Form 10-K for more information regarding the Chapter 11 Cases. Mr. Donley is a certified public accountant.
There are no family relationships among our Trustees or executive officers.
Audit Committee
We have established an Audit Committee consisting of the following individuals, each of whom qualifies as independent within the meaning of the applicable listing rules of Nasdaq and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act: William A. Lamkin (Chair), Donna D. Fraiche, Barbara D. Gilmore, Timothy R. Pohl, Elena B. Poptodorova, Jeffrey P. Somers and Mark A. Talley. Our Board has determined that each member of our Audit Committee is financially literate and that Mr. Lamkin is our Audit Committee’s “financial expert.”
Code of Business Conduct and Ethics and Committee Governance
Our Board is committed to corporate governance that promotes the long term interests of our shareholders. Our Board has established Governance Guidelines that provide a framework for effective governance. Our Board regularly reviews developments in corporate governance and updates our Governance Guidelines and other governance materials as it deems necessary and appropriate.
We have also adopted a Code of Business Conduct and Ethics, or the Code, to, among other things, provide guidance to our board members, officers and RMR employees and ensure compliance with applicable laws and regulations.
Our Board has an Audit Committee, Compensation Committee and Nominating and Governance Committee. Our Audit Committee, Compensation Committee and Nominating and Governance Committee each have adopted a written charter, and each Board committee reviews its written charter on an annual basis to consider whether any changes are required.
Our corporate governance materials are available for review in the governance section of our website, including our Governance Guidelines, the charter for each Board committee, the Code, information about how to report concerns or complaints about accounting, internal accounting controls or auditing matters and any violations or possible violations of the Code, and how to communicate with our Trustees individually or as a group. To access these documents on our website visit www.opireit.com. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of the Code that apply to the principal executive officer, principal financial officer or controller, or persons performing similar functions, by posting such information on our website.
Insider Trading Policies and Procedures
We have adopted Insider Trading Policies and Procedures (our “Insider Trading Policy”) governing the purchase, sale, and other dispositions of our securities by our Trustees and officers, directors, officers and employees of RMR and OPI itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. In general, our Insider Trading Policy prohibits us and our Trustees and officers, directors and officers of RMR Inc., officers and employees of RMR and related persons from trading in our securities while aware of material, nonpublic information about us. Our Insider Trading Policy also prohibits our Trustees and Executive Officers, directors of RMR Inc. and executive officers of RMR from transacting in our securities during certain designated blackout periods. In addition, our

Trustees, RMR Inc.’s directors and certain of our and RMR’s senior officers are required to obtain approval in advance of transactions in our securities. The foregoing summary of our Insider Trading Policy does not purport to be complete and is qualified by reference to our Insider Trading Policy, a copy of which can be found as exhibit 19.1 to this Annual Report on Form 10-K.
There are no family relationships among our Trustees or executive officers.
Item 11. Executive Compensation
Executive Compensation. Our compensation program for our named executive officers, or NEOs, consists of common share awards under the Share Award Plan. Our Compensation Committee believes that these share awards recognize our executive officers’ scope of responsibilities, reward demonstrated performance and leadership, motivate future performance and further align the interests of the executive officers with those of our shareholders. In 2025, we did not award any common shares to our named executive officers due to our restructuring efforts in 2025 and subsequent commencement of the Chapter 11 Cases.
With respect to 2025, our named executive officers collectively received aggregate base salary payments of $725,854 and aggregate discretionary cash bonuses of $890,134 from RMR. These amounts collectively represent 3.5% of the aggregate management fees and reimbursements we paid to RMR for 2025. On an aggregated basis, our named executive officers received 45% of their total 2025 cash compensation in the form of base salary payments and the remaining 55% in the form of discretionary cash bonuses.
RMR did not provide guaranteed cash bonuses to our named executive officers during 2025 and did not set specific performance targets on which bonuses would be payable to them. Instead, the annual cash bonuses paid by RMR to our named executive officers in 2025 were discretionary in amount and were based on a performance evaluation conducted by certain members of RMR’s executive operating committee and presented to the compensation committee of RMR Inc. Our named executive officers received awards of Class A Common Shares from RMR Inc. Ms. Duffy and Mr. Donley each received an award of 4,744 Class A Common Shares from RMR Inc. with an award date fair value of $79,984.
The following tables and footnotes summarize the total compensation we paid to our named executive officers for 2025, who consist of our President and Chief Executive Officer and our Chief Financial Officer and Treasurer. Our named executive officers were our only executive officers during 2025. For information regarding the compensation paid by us to RMR, see Item 13. Certain Relationships and Related Transactions, and Director Independence - “Related Person Transactions”. For information regarding the compensation paid by RMR and RMR Inc. to the named executive officers of RMR Inc., please see the documents filed by RMR Inc. with the SEC, including its Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and its Proxy Statement on Schedule 14A for its 2026 Annual Meeting of Shareholders. RMR Inc.’s filings with the SEC are not incorporated by reference into this Annual Report on Form 10-K. We do not pay our named executive officers salaries or bonuses or provide other cash compensation or employee benefits. We may provide equity incentive compensation to our named executive officers pursuant to the terms of our Share Award Plan.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Yael Duffy, President and Chief Executive Officer (3)	2025	$—	$—	$—	$597	$597
	2024	—	—	69,998	456	70,454
Brian E. Donley, Chief Financial Officer and Treasurer (3)	2025	—	—	—	587	587
	2024	—	—	69,998	429	70,427
(1)Represents the grant date fair value of common share awards in 2025 and 2024, as applicable, calculated in accordance with Financial Accounting Standards Board Accounting Standards CodificationTM Topic 718, “Compensation—Stock Compensation” (which equals the closing price of the shares on the award date, multiplied by the number of shares subject to the award). No assumptions were used in this calculation. No common shares were granted to our named executive officers during 2025.
(2)Consists of cash distributions in the applicable year on unvested common shares received in connection with cash distributions we paid to all of our shareholders. We pay no cash compensation to our executive officers. As noted above, our named executive officers are employees of, and are paid by, RMR for their service as our executive officers (other than the awards of common shares described herein).
(3)In 2025, our named executive officers received aggregate base salary payments of $725,854 and aggregate cash bonuses of $890,134 from RMR for the services these officers provided to RMR, OPI and the other companies to which RMR provides management services, or the RMR Clients.

2025 Outstanding Equity Awards at Fiscal Year End. The agreements governing the common shares we awarded to our named executive officers in 2024 and prior years provide that one fifth of each award vested on the date of the award and an additional one fifth vests on each of the next four anniversaries of the award date, subject to the applicable named executive officer continuing to render significant services, whether as an employee or otherwise, to us, RMR or any RMR Client or their respective affiliates and to accelerated vesting under certain circumstances. Holders of vested and unvested common shares awarded under the Share Award Plan receive distributions that we make, if any, on our shares on the same terms as other holders of the common shares.
The following table shows the total common shares awarded by us in 2025 and prior years to our named executive officers that were unvested as of December 31, 2025:

	Stock Awards
Name and Principal Position	Year Granted	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)
Yael Duffy, President and Chief Executive Officer (3)	2025	—	$—
	2024	19,717	252
	2023	1,600	20
	2022	480	6
Brian E. Donley, Chief Financial Officer and Treasurer (4)	2025	—	—
	2024	19,717	252
	2023	1,600	20
	2022	240	6
(1)The form of award agreement provides for vesting of the common shares in five equal annual installments beginning on the date of the award. The number of common shares awarded in 2024, 2023 and 2022 includes shares awarded on September 11, 2024, September 13, 2023 and September 14, 2022, respectively.
(2)Equals the number of common shares not vested multiplied by the closing price of the common shares on December 31, 2025.
(3)Ms. Duffy was elected as President and Chief Operating Officer effective January 1, 2024. The common shares awarded to Ms. Duffy in 2023 and prior years were awarded to her in her capacity as an officer and employee of RMR before becoming an executive officer of OPI.
(4)Mr. Donley was elected as Chief Financial Officer and Treasurer effective October 1, 2023. The common shares awarded to Mr. Donley in 2023 and prior years were awarded to him in his capacity as an officer and employee of RMR before becoming an executive officer of OPI.
Potential Payments upon Termination or Change in Control. The Share Award Plan and the form of share award agreement for awards made to our named executive officers provides for acceleration of vesting of all share awards upon the occurrence of certain change in control or termination events, or a Termination Event. The following table describes the potential payments to our named executive officers upon a Termination Event, if such event had occurred, as of December 31, 2025:

Name	Number of Shares Vested Upon Termination Event	Value Realized on Termination Event as of December 31, 2025 (1)
Yael Duffy (2)	21,797	$278
Brian E. Donley (3)	21,557	275
(1)Equals the number of unvested common shares multiplied by the closing price of the common shares on December 31, 2025.
(2)The common shares awarded to Ms. Duffy in 2023 and prior years were awarded to her in her capacity as an officer and employee of RMR.
(3)The common shares awarded to Mr. Donley in 2023 and prior years were awarded to him in his capacity as an officer and employee of RMR.
From time to time we have approved, and may in the future approve, the acceleration of vesting of common shares previously awarded under the Share Award Plan to former employees of RMR, which may include individuals who are our executive officers, when their employment with RMR is terminated.
For a discussion of the consequences of a Termination Event under our business and property management agreements with RMR, see the below “Related Person Transactions” section.
Pay Versus Performance. The following tables summarize the total compensation we paid to our NEOs, compensation “actually paid” to our NEOs (calculated in accordance with SEC rules), the cumulative total shareholder return of OPI and our net income for the past three fiscal years. None of our NEOs is employed by us. RMR provides services that otherwise would be provided by employees, and RMR employs and pays cash compensation to our NEOs directly and in its sole discretion in connection with their services rendered to RMR, OPI and other RMR Clients. For information regarding the compensation paid by us to RMR, see Item 13. Certain Relationships and Related Transactions, and Director Independence - “Related Person

Transactions”. We do not pay our NEOs salaries or bonuses or provide other cash compensation or employee benefits. We may provide equity incentive compensation to our NEOs pursuant to the terms of our Share Award Plan.

Year	Summary Compensation Table Total for Principal Executive Officer, or PEO	Compensation Actually Paid to PEO	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEOs NEOs (1)	Value of initial fixed $100 Investment Based on Total Shareholder Return	Net Income (Loss) ($000s)
Yael Duffy
2025	$597	$(26,057)	$—	$—	$587	$(25,723)	$0.12	$(272,374)
2024	70,454	9,609	—	—	70,427	13,852	8.93	(136,107)
Christopher J. Bilotto
2023	—	—	71,960	40,110	49,273	31,212	64.31	(69,432)
(1)We do not pay our NEOs salaries or bonuses or provide other cash compensation or employee benefits. The negative values for Compensation Actually Paid reflect the decline in value of the share awards previously granted by us to our NEOs that remain unvested at year end or that vested during 2025.
The following table summarizes the applicable deductions and additions for the PEO in the calculation of Compensation Actually Paid to the PEO:

Year	PEO Name	Total Compensation Per Summary Compensation Table	Stock Grant Amount	Year End Fair Value of Equity Awards Granted and Unvested During Applicable Year	Change in Fair Value as of Year End of Any Prior Year Awards that Remain Unvested as of Year End	Awards Granted and Vested in the Same Year, at Fair Value as of the Vesting Date	Change in Fair Value as of Year End of Any Prior Year Awards that Vested During Applicable Year	Total Equity Value Reflected in Compensation Actually Paid	Compensation Actually Paid to PEO
2025	Yael Duffy	$597	$—	$—	$(21,514)	$—	$(5,140)	$(26,654)	$(26,057)

The only non-PEO NEO for 2025 and 2024 is Brian E. Donley. The non-PEO NEOs for 2023 were Brian E. Donley and Matthew C. Brown. The following table summarizes the applicable deductions and additions for the Non-PEO NEO in the calculation of Compensation Actually Paid to the Non-PEO NEO:

Year	Total Compensation Per Summary Compensation Table	Stock Grant Amount	Year End Fair Value of Equity Awards Granted and Unvested During Applicable Year	Change in Fair Value as of Year End of Any Prior Year Awards that Remain Unvested as of Year End	Awards Granted and Vested in the Same Year, at Fair Value as of the Vesting Date	Change in Fair Value as of Year End of Any Prior Year Awards that Vested During Applicable Year	Total Equity Value Reflected in Compensation Actually Paid	Compensation Actually Paid to PEO
2025	$587	$—	$—	$(21,277)	$—	$(5,033)	$(26,310)	$(25,723)

Relationship Description.

Period	Compensation Actually Paid to PEO	Average Compensation Actually Paid to Non-PEO NEOs	Company TSR	Net Income (Loss)
2024 - 2025 (1)	Decrease by 371.2%	Decrease by 285.7%	Decrease by 98.7%	Decrease of 100.1%
2023 - 2024 (2)	Decrease by 76.0%	Decrease by 55.6%	Decrease by 86.1%	Decrease of 96.0%
(1)The decrease in compensation actually paid in 2025 reflected (i) that we did not grant any share awards in 2025 and (ii) the continued decline in the value of share awards previously granted by us to our NEOs that remained unvested at year end or that vested during 2025.
(2)The decrease in compensation actually paid in 2024 reflects the decline in value of the share awards granted by us to our NEOs.
Trustee Compensation. Our Board believes that competitive compensation arrangements are necessary to attract and retain qualified Independent Trustees.
Under the currently effective Trustee compensation arrangements, each Independent Trustee receives an annual fee of $170,000 for services as a Trustee. The annual fee for any new Independent Trustee is prorated for the initial year of service. Each Independent Trustee who serves as a committee chair of our Audit Committee, Compensation Committee or Nominating and Governance Committee also receives an additional annual fee for such service of $20,000, $15,000 and $15,000, respectively, and our Lead Independent Trustee also receives an additional annual fee of $17,500 for serving in this role. Trustees who serve as the chair of a special committee receive an additional fee. Trustees are reimbursed for travel expenses they incur in connection with their duties as Trustees and for out of pocket costs they incur in connection with their attending certain continuing education programs.
Each Independent Trustee and Managing Trustee also receives an award of common shares annually for serving as a Trustee. In 2025, we did not grant awards of common shares to our Trustees due to our restructuring efforts in 2025 and the subsequent Chapter 11 Cases. Managing Trustees do not receive cash compensation for their services as Trustees.
Trustee Share Ownership Guidelines. Our Board believes it is important to align the interests of our Trustees with those of our shareholders, and for our Trustees to hold equity ownership positions in OPI. Accordingly, each Trustee is expected to retain at least 20,000 common shares (which number shall automatically adjust in respect of stock splits or similar events) within five years following: (i) if elected by shareholders, the annual meeting of shareholders of OPI at which such Trustee was initially elected, or (ii) if elected by our Board, the first annual meeting of shareholders of OPI following the initial election of such Trustee to our Board. Compliance with these ownership guidelines is measured annually. Any Trustee who is prohibited by law or by applicable regulation of his or her employer from owning equity in OPI is exempt from this requirement. Our Nominating and Governance Committee may consider whether exceptions should be made for any Trustee on whom this requirement could impose a financial hardship.
As of May 18, 2026, all Trustees, other than Mr. Pohl, have met or, within the applicable period, are expected to meet, these share ownership guidelines.

Fiscal Year 2025 Trustee Compensation. The following table details the total compensation of the Trustees for the fiscal year ended December 31, 2025 for services as a Trustee:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation	Total
Jennifer B. Clark (3)(4)	$—	$—	$—	$—
Yael Duffy (3)(4)	—	—	—	—
Donna D. Fraiche	185,000	—	—	185,000
Barbara D. Gilmore	170,000	—	—	170,000
John L. Harrington (5)	—	—	—	—
William A. Lamkin	190,000	—	—	190,000
Timothy R. Pohl (6)	333,333	—	—	333,333
Elena B. Poptodorova	187,500	—	—	187,500
Adam Portnoy	—	—	—	—
Jeffrey P. Somers	185,000	—	—	185,000
Mark A. Talley	180,000	—	—	180,000
(1)The amounts reported in the Fees Earned or Paid in Cash column reflect the cash fees earned by each Independent Trustee in 2025, with the exception of Mr. Pohl, consisting of a $170,000 annual cash fee and each of Ms. Fraiche and Messrs. Lamkin and Somers earned an additional $15,000, $20,000 and $15,000, respectively, for service as a committee chair in 2025. Ms. Poptodorova earned an additional $17,500 for service as the Lead Independent Trustee. Mr. Talley earned an additional $10,000 for his role as chair of a special committee of our Board.
(2)We did not grant any common shares awards to our Trustees during 2025.
(3)Managing Trustees do not receive cash compensation for their services as Trustees and OPI did not award shares to our Trustees during 2025.
(4)Ms. Clark resigned as a Managing Trustee effective December 31, 2025, and Ms. Duffy was elected as a Managing Trustee effective January 1, 2026.
(5)Mr. Harrington served as an Independent Trustee until June 12, 2025.
(6)In connection with his election as an Independent Trustee in June 2025, we agreed to pay Mr. Pohl (i) $50,000 per month, (ii) a per diem amount of $7,500 in certain circumstances and (iii) reimbursement of reasonable expenses incurred in connection with his service as an Independent Trustee.
Compensation Committee Interlocks and Insider Participation. Our Compensation Committee is comprised entirely of four Independent Trustees. No member of our Compensation Committee is a current, or during 2025 was a former, officer or employee of ours. In 2025, none of our executive officers served (i) on the compensation committee of any entity that had one or more of its executive officers serving on our Board or our Compensation Committee or (ii) on the board of directors or board of trustees of any entity that had one or more of its executive officers serving on our Compensation Committee. Two members of our Compensation Committee serve as independent trustees of other RMR Clients and two members of our Compensation Committee serve as compensation committee members of other public RMR Clients. Ms. Fraiche serves as the lead independent trustee and a member of the compensation committee of Service Properties Trust. Ms. Gilmore serves as an independent trustee and the chair of the compensation committee of Seven Hills Realty Trust. The disclosures regarding our relationships with these foregoing entities and certain transactions with or involving them under the section entitled “Related Person Transactions” are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Trustees and Executive Officers. The following table sets forth information regarding the beneficial ownership of the outstanding common shares by each Trustee, each of our named executive officers and our Trustees and executive officers as a group, all as of May 18, 2026. Unless otherwise noted, to our knowledge, voting power and investment power in the common shares are exercisable solely by the named person and the principal business address of the named person is c/o Office Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458.

Name	Aggregate Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (2)	Additional Information
Adam Portnoy	788,587	1.1%	Includes 576,258 common shares owned by ABP Trust. Voting and investment power with respect to common shares owned by ABP Trust may be deemed to be shared by Adam Portnoy as ABP Trust’s sole trustee.
Jeffrey P. Somers	38,739	Less than 1%
Yael Duffy	37,078	Less than 1%
Brian E. Donley	36,581	Less than 1%
Donna D. Fraiche	36,177	Less than 1%
William A. Lamkin	36,177	Less than 1%	Includes 36,177 common shares owned by Janet. W. Lamkin and William A. Lamkin as trustees of a trust, Trustees U/T/T 9-28-18. Mr. Lamkin may be deemed to hold voting and investment power as a trustee and beneficiary of the trust.
Barbara D. Gilmore	34,939	Less than 1%	Includes 750 common shares owned jointly with Ms. Gilmore’s husband.
Elena B. Poptodorova	25,607	Less than 1%
Mark A. Talley	20,312	Less than 1%
Timothy R. Pohl	—	Less than 1%
All Trustees and executive officers as a group (ten persons)	1,054,197	1.4%
(1)Amounts exclude fractional shares.
(2)The percentages indicated are based on 73,941,128 as of May 18, 2026.
Principal Shareholders. To our knowledge, based on filings with the SEC pursuant to Section 13(d) and Section 13(g) of the Exchange Act, there are no persons or entities known to be beneficial owners of more than 5.0% of the outstanding common shares.

Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR under our Amended and Restated 2009 Incentive Share Award Plan, or the 2009 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2009 Plan. The terms of awards made under the 2009 Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the awards. The following table is as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders — 2009 Plan	None.	None.	2,116,553 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	2,116,553 (1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2009 Plan. Share awards that are forfeited will be added to the common shares available for issuance under the 2009 Plan.
We award common shares annually to our officers and to other employees of RMR who provide services to us. We do not take into account material non-public information when determining the timing or terms of our annual awards of common shares, nor do we time disclosure of material non-public information for the purpose of affecting the value of such awards. Because the consideration of any annual share awards by our Compensation Committee and our Board is determined on a regular schedule (i.e., in September for our officers and employees of RMR and at the first meeting of our Board after the annual meeting of shareholders for the Trustees), any proximity of any awards to earnings announcements or other market events is coincidental. We do not currently grant stock options as part of our equity compensation for our named executive officers.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Trustee Independence. Under the corporate governance listing standards of Nasdaq and our governing documents, our Board must consist of a majority of Independent Trustees. Under our governing documents, Independent Trustees are Trustees who are not employees of RMR, are not involved in our day to day activities and who meet the qualifications for independence under the applicable rules of Nasdaq and the SEC.
Our Board affirmatively determines whether Trustees have a direct or indirect material relationship with us, including our subsidiaries, other than serving as our Trustees or trustees or directors of our subsidiaries. In making independence determinations, our Board observes Nasdaq and SEC criteria, as well as the criteria set forth in our governing documents. When assessing a Trustee’s relationship with us, our Board considers all relevant facts and circumstances, not merely from the Trustee’s standpoint, but also from that of the persons or organizations with which the Trustee has an affiliation. Based on this review, our Board has determined that Donna D. Fraiche, Barbara D. Gilmore, William A. Lamkin, Timothy R. Pohl, Elena B. Poptodorova, Jeffrey P. Somers and Mark A. Talley currently qualify as independent trustees under applicable Nasdaq and SEC criteria and as Independent Trustees under our governing documents. In making these independence determinations, our Board reviewed and discussed additional information provided by us and the Trustees with regard to each of the Trustees’ relationships with us, RMR or RMR Inc., and the RMR Clients. Our Board has concluded that none of these seven Trustees possessed or currently possesses any relationship that could impair his, her or their judgment in connection with his, her or their duties and responsibilities as a Trustee or that could otherwise be a direct or indirect material relationship under applicable Nasdaq and SEC standards.
Related Person Transactions. The descriptions of agreements in this “Related Person Transactions” section do not purport to be complete and are subject to, and qualified in their entirety by, reference to the actual agreements, copies of certain of which are filed as exhibits to this Annual Report.
A “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) or a proposed transaction in which (i) we were, are or will be a participant, (ii) the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and (iii) any related person had, has or will have a direct or indirect material interest.

A “related person” means any person who is, or at any time since January 1, 2025 was:
•a Trustee, a nominee for Trustee or an executive officer of ours;
•known to us to be the beneficial owner of more than 5.0% of the outstanding common shares when a transaction in which such person had a direct or indirect material interest occurred or existed;
•an immediate family member of any of the persons referenced in the preceding two bullets, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the persons referenced in the preceding two bullets, and any person (other than a tenant or employee) sharing the household of any of the persons referenced in the preceding two bullets; or
•a firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10.0% or greater beneficial ownership interest.
We have adopted written Governance Guidelines that describe the consideration and approval of related person transactions. Under these Governance Guidelines, we may not enter into a transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board and our Board reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed, authorized and approved or ratified by both (i) the affirmative vote of a majority of our Board and (ii) the affirmative vote of a majority of the Independent Trustees. In determining whether to approve or ratify a transaction, our Board, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our Declaration of Trust and Bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us. All related person transactions described herein were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies, Declaration of Trust and Bylaws, each as described above, and Maryland law. In the case of any transactions with us by employees of RMR and its subsidiaries who are subject to the Code but who are not our Trustees or executive officers, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and the Code are available on our website, www.opireit.com.
Relationships with RMR and Others Related to It. We have relationships and historical and continuing transactions with RMR, RMR Inc. and others relating to them, including other RMR Clients, some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR.
Management Agreements with RMR. We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations. For a description of the terms of our business management agreement and our property management agreement with RMR, please see Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Amended and Restated Management Agreements with RMR. Pursuant to the Plan, the existing management agreements with RMR will be amended and reinstated upon the effective date of the Plan. The initial term of the new management agreements will be five years, with the annual fee under the business management agreement set at $14.0 million per year for the first two years and the fees under our property management agreements being consistent with the fees under the existing property management agreement. In addition to the management fees, the Plan contemplates that we will implement a management incentive plan and, pursuant thereto, we will issue to RMR, on the effective date of the Plan, 2% of the reorganized common equity, and, following the effective date, we will issue up to an additional 8% of the reorganized common equity based on the satisfaction of certain financial tests. Our current management agreements with RMR will remain in effect during the pendency of the Chapter 11 Cases, and RMR will continue to manage our business in the ordinary course.
Pursuant to our business management agreement with RMR, we recognized net business management fees of approximately $12.3 million and $13.1 million for the years ended December 31, 2025 and 2024, respectively, which amounts reflect a reduction of approximately $0.6 million for the amortization of the liability we recorded in accordance with GAAP in connection with our former investment in RMR Inc. in June 2015. No incentive management fee was payable to RMR under our business management agreement for the years ended December 31, 2025 or 2024. Pursuant to our property management agreement with RMR, we recognized aggregate net property management and construction supervision fees of approximately $12.5 million and $16.5 million for the years ended December 31, 2025 and 2024, respectively, which amounts reflect a reduction of approximately $0.5 million for the amortization of the liability we recorded in accordance with GAAP in connection with our former investment in RMR Inc. in June 2015.
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR approximately $20.8 million and $25.8 million for these expenses and costs for the years ended December 31, 2025 and 2024, respectively.
RMR Credit Agreement and Security Agreement. In January 2025, in connection with a $100 million credit agreement and related security agreement entered into by RMR and certain of its subsidiaries with Citibank, N.A., and the other lenders party thereto, we consented to the pledge and assignment of RMR’s interest in our management agreements with RMR under the security agreement. For more information regarding our consent to the pledge and assignment, please see Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Management Agreements between our Joint Venture and RMR. RMR provides management services to our unconsolidated joint venture. We are not obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding the joint venture. The joint venture pays management fees directly to RMR.
Share Awards to RMR Employees. We may award common shares to our officers and other employees of RMR annually. Generally, one fifth of these awards vests on the date of the awards and one fifth vests on each of the next four anniversaries of the dates of the awards. During 2024, we awarded to our officers and other employees of RMR annual awards of 544,555 common shares, valued at approximately $1.2 million for the year, in aggregate, based upon the closing price of our common shares on Nasdaq on the date the awards were made under our equity compensation plan. We did not award any common shares to our officers or other employees of RMR during 2025. The share awards to RMR employees are in addition to the share awards made to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR. We did not award any common shares to our Trustees during 2025. During 2025 and 2024, we purchased 50,816 and 85,338 common shares, at the closing price of our common shares on Nasdaq on the date of purchase, from certain of our Trustees and officers and other employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of the common shares.
On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of common share awards previously awarded to them under our equity compensation plans. We did not accelerate the vesting of any of our common shares during the year ended December 31, 2025. The aggregate value of the common share awards we so accelerated, measured as of the effective dates of acceleration, was approximately $0.01 million, in aggregate, for the year ended December 31, 2024.
Additionally, each of our executive officers during 2025 and 2024 received share awards of RMR Inc. and other RMR Clients in their capacities as officers or employees of RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of approximately $0.8 million for the years ended December 31, 2025 and 2024. Our office space leases with RMR are terminable by RMR if our management agreements with RMR are terminated.
Sonesta. Prior to January 1, 2025, we leased 240,000 rentable square feet of a mixed-use property in Washington, D.C. pursuant to a lease with a subsidiary of Sonesta, or the Sonesta Lease. We terminated the Sonesta Lease, effective January 1, 2025. The Sonesta Lease commenced in August 2023 and was amended in September 2024 to expand the premises by 5,900 rentable square feet. Pursuant to the amended Sonesta Lease, Sonesta was required to pay us annual base rent of approximately $0.7 million beginning February 2025, and the annual base rent would have increased by 10% every five years throughout the term. Sonesta was also obligated to pay its pro rata share of the operating costs for the property. We recognized rental income of $12.4 million in 2024 under the Sonesta Lease. As of December 31, 2024, we had paid approximately $76.8 million of tenant improvement costs for the build out of the hotel space pursuant to the Sonesta Lease. Effective January 1, 2025, we entered into a management agreement with Sonesta, or the Sonesta Management Agreement, to replace the Sonesta Lease. For more information about the terms of the Sonesta Management Agreement, please see Note 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Mr. Portnoy is a director and controlling shareholder of Sonesta, and Ms. Clark, our former Managing Trustee was also a director of Sonesta until her resignation from these positions, effective December 31, 2025, in connection with her retirement. An officer of RMR was a director and the president and chief executive officer of Sonesta until his resignation from these positions, effective March 31, 2025, in connection with his retirement. An executive officer of RMR was appointed co-chief executive officer of Sonesta, effective April 1, 2026.
Directors’ and Officers’ Liability Insurance. We previously participated in a combined directors’ and officers’ liability insurance policy with RMR Inc. and certain other RMR Clients. We paid a premium of $0.1 million for this coverage for the policy years ending September 30, 2024 and 2025.
The foregoing descriptions of our agreements with RMR Inc., RMR, and other related persons are summaries and are qualified in their entirety by the terms of the agreements. A further description of the terms of certain of those agreements is included in Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. In addition, copies of certain of the agreements evidencing these relationships are filed with the SEC and may be obtained from the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR provides management services.

Item 14. Principal Accountant Fees and Services
Audit Fees and All Other Fees. The following table shows the fees for audit and other services provide to us by our auditors, Deloitte & Touche, LLP, or Deloitte, for the years ended December 31, 2025 and 2024:

	2025 Fees	2024 Fees
Audit Fees	$1,156,123	$873,200
Audit Related Fees	—	32,250
Tax Fees	53,524	8,100
All Other Fees	948	948
Audit Fees. This category includes fees associated with the annual financial statements audit and related audit procedures, the audit of internal control over financial reporting, work performed in connection with any registration statements and any applicable Current Reports on Form 8-K and the review of any of our Quarterly Reports on Form 10-Q.
Audit Related Fees. This category consists of services that are reasonably related to the performance of the audit or review of financial statements and are not included in “Audit Fees.” These services principally include due diligence in connection with acquisitions, consultation on accounting and internal control matters, audits in connection with proposed or consummated acquisitions, information systems audits and other attest services.
Tax Fees. This category consists of fees for tax services, including tax compliance, tax advice and tax planning.
All Other Fees. This category consists of services that are not included in the above categories. The amounts for 2025 and 2024 reflect annual subscription fees for Deloitte’s online accounting research application.
Audit Committee Pre-Approval of Audit And Permissible Non-Audit Services of Independent Auditors. Our Audit Committee has established policies and procedures that are intended to control the services provided by our independent auditors and to monitor their continuing independence. Under these policies, our independent auditors may not undertake any services unless the engagement is specifically approved by our Audit Committee or the services are included within a category that has been approved by our Audit Committee. The maximum charge for services is established by our Audit Committee when the specific engagement or the category of services is approved. In certain circumstances, our management is required to notify our Audit Committee when approved services are undertaken and our Audit Committee or its Chair may approve amendments or modifications to the engagement or the maximum fees. Our internal audit provider is responsible for reporting to our Audit Committee regarding compliance with these policies and procedures.
Our Audit Committee will not approve engagements of our independent auditors to perform non-audit services for us if doing so will cause our independent auditors to cease to be independent within the meaning of applicable SEC or Nasdaq rules. In other circumstances, our Audit Committee considers, among other things, whether our independent auditors are able to provide the required services in a more or less effective and efficient manner than other available service providers and whether the services are consistent with the Public Company Accounting Oversight Board’s rules.

All services for which we engaged Deloitte in fiscal 2025 and 2024 were approved by our Audit Committee. The total fees for audit and non-audit services provided by Deloitte in fiscal 2025 and 2024 are set forth above and include estimated fee amounts. Our Audit Committee approved the engagement of Deloitte in fiscal 2025 and 2024 to provide the non-audit services described above because it determined that Deloitte providing these services would not compromise Deloitte’s independence and that Deloitte’s familiarity with our record keeping and accounting systems would permit it to provide these services with equal or higher quality, more quickly and at a lower cost than we could obtain comparable quality services from other providers.

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

4.15	Description of Securities. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)
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

10.5	Second Amended and Restated Office Properties Income Trust 2009 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2025.)
10.6	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.7	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)
10.8	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.)
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

10.13	Sales Agreement, dated as of March 14, 2025, between the Company and Clear Street LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 14, 2025.)
10.14
Restructuring Support Agreement, dated as of October 30, 2025, by and among the Company, certain of its subsidiaries, The RMR Group LLC, and the other parties thereto, including the Restructuring Term Sheet attached thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2025.)

10.15
Secured Debtor-in-Possession Term Loan Credit Agreement, dated as of November 6, 2025, by and among the Company, the lenders from time to time party thereto and Acquiom Agency Services LLC, as administrative agent and collateral agent. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 6, 2025.)

19.1	Insider Trading Policies and Procedures. † (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
97.1	Clawback Policy. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)
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
† This document was previously filed as Exhibit 19.1 to our Annual Report on Form 10‑K for the year ended December 31, 2024, filed with the SEC on February 13, 2025, and is being refiled to correct a scrivener’s error.
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Office Properties Income Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Office Properties Income Trust (“Debtor-in-Possession”) (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has insufficient liquidity to satisfy its obligations as they come due, limited alternatives available to it to obtain debt or equity financing, an inability to refinance its maturing debt, and has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Bankruptcy Proceedings
As discussed in Note 1 to the financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the settlement amounts for allowed claims, or the status and priority thereof; (3) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.
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

The Company’s investments in real estate properties were $2.9 billion, net of accumulated depreciation of $730.0 million as of December 31, 2025. These real estate properties are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate property may not be recoverable. Impairment indicators may include declining tenant occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company’s decision to dispose of a property before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are identified for any real estate property, the Company evaluates the recoverability of that real estate property by comparing undiscounted future cash flows expected to be generated by the real estate property over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 10, 2026, except for Notes 1, 7, 9, and the Schedule listed in the Index at Item 15(a), as to which the date is May 22, 2026

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Office Properties Income Trust

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Office Properties Income Trust (“Debtor-in-Possession”) (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 10, 2026, except for Notes 1, 7, 9, and the Schedule listed in the Index at Item 15(a), as to which the date is May 22, 2026, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding going concern and an emphasis of a matter paragraph on bankruptcy proceedings.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 10, 2026, except for Notes 1, 7, 9, and the Schedule listed in the Index at Item 15(a), as to which the date is May 22, 2026

 OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Real estate properties:
Land	$706,623	$711,039
Buildings and improvements	2,970,072	2,946,520
Total real estate properties, gross	3,676,695	3,657,559
Accumulated depreciation	(729,543)	(618,650)
Total real estate properties, net	2,947,152	3,038,909
Assets of properties held for sale	—	32,199
Investment in unconsolidated joint venture	16,965	17,370
Acquired real estate leases, net	150,254	193,739
Cash and cash equivalents	29,486	261,318
Restricted cash	51,175	13,847
Rents receivable	164,114	155,668
Due from related persons	231	—
Deferred leasing costs, net	98,268	97,642
Other assets, net	30,951	11,594
Total assets	$3,488,596	$3,822,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$—	$662,277
Secured debt, net	889,557	1,872,357
Liabilities of properties held for sale	—	765
Accounts payable and other liabilities	126,856	118,689
Due to related persons	4,689	5,869
Assumed real estate lease obligations, net	8,374	9,525
Total liabilities not subject to compromise	1,029,476	2,669,482
Liabilities subject to compromise	1,578,133	—
Total liabilities	2,607,609	2,669,482

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 250,000,000 shares authorized, 73,941,128 and 69,824,743 shares issued and outstanding, respectively	739	698
Additional paid in capital	2,658,471	2,656,548
Cumulative net loss	(308,307)	(35,933)
Cumulative common distributions	(1,469,916)	(1,468,509)
Total shareholders’ equity	880,987	1,152,804
Total liabilities and shareholders’ equity	$3,488,596	$3,822,286
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024

Rental income	$442,556	$501,979

Expenses:
Real estate taxes	49,010	62,369
Utility expenses	26,880	27,467
Other operating expenses	121,456	107,400
Depreciation and amortization	174,957	194,737
Loss on impairment of real estate	2,048	181,578
Transaction related costs	42,455	1,144
General and administrative	19,429	21,128
Total expenses	436,235	595,823

Gain (loss) on sale of real estate	916	(7,410)
Interest and other income	3,146	3,668
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $40,825 and $13,463, respectively)	(203,454)	(163,745)
(Loss) gain on early extinguishment of debt	(449)	126,185
Reorganization items, net	(78,333)	—
Loss before income tax expense and equity in net losses of investees	(271,853)	(135,146)
Income tax expense	(116)	(203)
Equity in net losses of investees	(405)	(758)
Net loss	(272,374)	(136,107)

Weighted average common shares outstanding (basic and diluted)	71,915	51,806

Per common share amounts (basic and diluted):
Net loss	$(3.79)	$(2.63)

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2023	48,755,415	$488	$2,621,493	$100,174	$(1,466,476)	$1,255,679
Issuance of common shares	20,505,468	205	33,591	—	—	33,796
Common share grants	649,198	6	1,655	—	—	1,661
Common share repurchases	(85,338)	(1)	(191)	—	—	(192)
Net loss	—	—	—	(136,107)	—	(136,107)
Distributions to common shareholders	—	—	—	—	(2,033)	(2,033)
Balance at December 31, 2024	69,824,743	698	2,656,548	(35,933)	(1,468,509)	1,152,804
Issuance of common shares	4,171,689	42	1,064	—	—	1,106
Common share grants	—	—	893	—	—	893
Common share forfeitures and repurchases	(55,304)	(1)	(34)	—	—	(35)
Net loss	—	—	—	(272,374)	—	(272,374)
Distributions to common shareholders	—	—	—	—	(1,407)	(1,407)
Balance at December 31, 2025	73,941,128	$739	$2,658,471	$(308,307)	$(1,469,916)	$880,987
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(272,374)	$(136,107)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	121,856	118,710
Net amortization of debt premiums, discounts and issuance costs	40,825	13,463
Amortization of acquired real estate leases and assumed real estate lease obligations, net	41,153	64,636
Amortization of deferred leasing costs	14,402	12,990
(Gain) loss on sale of real estate	(916)	7,410
Loss on impairment of real estate	2,048	181,578
Net gain on early extinguishment of debt	(1,146)	(138,603)
Non-cash reorganization items	25,654	—
Straight line rental income	(23,074)	(31,102)
Other non-cash expenses, net	237	575
Equity in net losses of investees	405	758
Change in assets and liabilities:
Rents receivable	2,409	5,999
Due from related persons	(231)	—
Deferred leasing costs	(18,819)	(22,969)
Other assets	(8,901)	1,377
Accounts payable and other liabilities	71,085	(10,392)
Due to related persons	(1,182)	(1,156)
Net cash (used in) provided by operating activities	(6,569)	67,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(37,635)	(123,376)
Proceeds from sale of property, net	39,827	189,986
Net cash provided by investing activities	2,192	66,610

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior unsecured notes	(171,600)	(350,242)
Proceeds from issuance of senior secured notes	—	338,986
Repayment of senior secured notes	(26,998)	—
Borrowings on revolving credit facility	—	452,000
Repayments on revolving credit facility	—	(332,000)
Borrowings on secured term loan	—	100,000
Borrowings on debtor-in-possession secured term loan	10,000	—
Payment of debt issuance costs	(1,196)	(91,845)
Proceeds from issuance of common shares, net	1,106	—
Repurchases of common shares	(32)	(192)
Distributions to common shareholders	(1,407)	(2,033)
Net cash (used in) provided by financing activities	(190,127)	114,674

(Decrease) increase in cash, cash equivalents and restricted cash	(194,504)	248,451
Cash, cash equivalents and restricted cash at beginning of period	275,165	26,714
Cash, cash equivalents and restricted cash at end of period	$80,661	$275,165

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$130,554	$145,326
Income taxes paid	$192	$361
Cash paid for reorganization costs	$19,501	$—

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$18,078	$16,767
Capitalized interest	$—	$969

NON-CASH FINANCING ACTIVITIES:
Extinguishment of unsecured senior notes in exchange for senior priority guaranteed unsecured notes	$(6,537)	$—
Extinguishment of unsecured senior notes in exchange for senior secured notes and common shares	$—	$(180,548)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2025	2024
Cash and cash equivalents	$29,486	$261,318
Restricted cash	51,175	13,847
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$80,661	$275,165

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Business
Office Properties Income Trust, or OPI, and its consolidated subsidiaries, or, together with OPI, we, us or our, is a real estate investment trust, or REIT, formed in 2009 under Maryland law.
As of December 31, 2025, our wholly owned properties were comprised of 122 properties containing approximately 17,113,000 rentable square feet and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties totaling approximately 346,000 rentable square feet.
Chapter 11 Bankruptcy Proceedings
On October 30, 2025, or the Petition Date, OPI and certain of its subsidiaries, or the Debtors, voluntarily commenced cases, or the Chapter 11 Cases, under chapter 11 of title 11, or Chapter 11, of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, or the Bankruptcy Court. In connection with the filing of the Chapter 11 Cases, OPI entered into a Restructuring Support Agreement, or the RSA, with certain holders of our 9.00% senior secured notes due September 2029, or the September 2029 Notes, to implement a court-supervised financial restructuring pursuant to the transactions contemplated in the RSA. In connection with the Chapter 11 Cases, certain holders of the September 2029 Notes provided OPI with a $125,000 debtor-in-possession financing, or the DIP Facility, which was approved by the Bankruptcy Court on a final basis on February 4, 2026. See Note 9 for more information regarding the DIP Facility.
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
The Plan generally contemplates, among other things, that the following transactions and creditor treatment will be implemented:
•Holders of the September 2029 Notes will convert their debt into (i) $300,000 in newly issued 10.000% senior secured notes due 2031, or the Secured Exit Notes, and (ii) up to $120,000 of Secured Exit Notes and $98,000 in newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan), or the Recovery Pool; certain holders of the September 2029 Notes will be able to elect any combination of Secured Exit Notes and reorganized common equity up to their pro rata portion of the Recovery Pool, while the non-electing holders will receive their fixed pro rata portion of the Recovery Pool;
•Holders of our 3.25% Senior Secured Notes due 2027 will convert their debt into $385,000 in newly issued 8.375% senior secured notes due 2029, or the New 2029 Secured Notes, to be issued by a wholly owned subsidiary of OPI;
•Holders of our 8.00% senior priority guaranteed unsecured notes due 2030, or the 2030 Notes, will receive 100% of their claims in newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan);

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
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
•Holders of our other series of unsecured notes and certain unsecured deficiency claims will be treated as follows:
▪Holders of our other series of unsecured notes will receive their pro rata share of 6.3% of newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan), new warrants and the opportunity to participate in an equity rights offering in the aggregate amount of $35,000;
▪Holders of unsecured deficiency claims relating to the September 2029 Notes will receive their pro rata share of 5.3% of newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan);
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
The Plan also contemplates a new business management agreement and new property management agreements with The RMR Group LLC, or RMR, which agreements would take effect upon effectiveness of the Plan. The initial term of the new management agreements will be five years, with the annual fee under the business management agreement set at $14,000 per year for the first two years and the fees under our property management agreements being consistent with the fees under the existing property management agreement. In addition to the management fees, the Plan contemplates that we will issue to RMR, on the effective date of the Plan, 2% of the reorganized common equity, and, following the effective date of the Plan, we may issue up to an additional 8% of the reorganized common equity based on the satisfaction of certain financial tests. Our current management agreements with RMR will remain in effect during the pendency of the Chapter 11 Cases, and RMR will continue to manage our business in the ordinary course. See Note 6 for more information regarding our existing management agreements with RMR.
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
The Plan has not yet become effective as of the date of issuance of these financial statements. Effectiveness of the Plan is subject to a number of conditions precedent. There can be no assurance that all conditions to the effectiveness of the Plan will be satisfied or waived, or that the Plan will become effective on the timeline currently contemplated, or at all.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
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
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles, or GAAP, applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include the accounts of OPI and its subsidiaries, all of which are wholly owned directly or indirectly by OPI. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
Financial Reporting during Bankruptcy Proceedings. We began to apply Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 852, Reorganizations, effective on the Petition Date, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions directly associated with the reorganization from activities related to the ongoing operations of the business within the financial statements for periods subsequent to the Petition Date. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as reorganization items, net in the consolidated statement of comprehensive income (loss). In addition, the consolidated balance sheet must distinguish certain liabilities subject to compromise, or LSTC. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Where there is uncertainty about whether a secured claim will be paid or impaired pursuant to the Chapter 11 Cases, we have classified the entire amount of the claim as LSTC.
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
Liabilities Subject to Compromise. As of December 31, 2025, we reclassified certain LSTC in our consolidated balance sheet. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court. The amounts are preliminary and may be subject to future adjustments depending on Bankruptcy Court actions, developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims,

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

rejection of executory contracts, continued reconciliation or other events. The following table presents LSTC as of December 31, 2025:

As of December 31, 2025
Debt	$1,519,069
Accrued interest	42,230
Accounts payable and other liabilities	16,834
Total liabilities subject to compromise	$1,578,133
The determination of how liabilities will ultimately be settled or treated cannot be made until the Bankruptcy Court confirms a Chapter 11 plan of reorganization and such plan becomes effective. Accordingly, we cannot determine the ultimate amount of such liabilities at this time.
Contractual interest. Effective as of the Petition Date, we ceased accruing interest expense on our unsecured debt instruments. As a result, we did not recognize $3,521 of aggregate contractual interest expense during the year ended December 31, 2025 that would have otherwise been recorded under these instruments.
Reorganization items, net. Reorganization items, net, represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts. Reorganization items, net from the Petition Date through December 31, 2025 include the following:

Year Ended December 31, 2025
Professional fees	$29,885
Debt valuation adjustments	25,429
Debt issuance costs	23,019
Total reorganization items, net	$78,333
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
(DEBTOR-IN-POSSESSION)
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
We amortize capitalized above market lease values (included in acquired real estate leases, net in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations, net in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net increases to rental income of $562 and $402 during the years ended December 31, 2025 and 2024, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases, net in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, amounted to $41,716 and $65,039 during the years ended December 31, 2025 and 2024, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.
As of December 31, 2025 and 2024, our acquired real estate leases and assumed real estate lease obligations, excluding properties classified as held for sale, were as follows:

	December 31,
	2025	2024
Acquired real estate leases:
Capitalized above market lease values	$4,620	$7,715
Less: accumulated amortization	(3,569)	(5,814)
Capitalized above market lease values, net	1,051	1,901

Lease origination value	344,445	433,347
Less: accumulated amortization	(195,242)	(241,509)
Lease origination value, net	149,203	191,838
Acquired real estate leases, net	$150,254	$193,739

Assumed real estate lease obligations:
Capitalized below market lease values	$14,098	$14,177
Less: accumulated amortization	(5,724)	(4,652)
Assumed real estate lease obligations, net	$8,374	$9,525
As of December 31, 2025, the weighted average amortization periods for capitalized above market leases, lease origination value and capitalized below market lease values were 4.6 years, 7.2 years and 11.5 years, respectively. Future amortization of net intangible lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31,

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2025 are estimated to be $33,081 in 2026, $27,234 in 2027, $14,871 in 2028, $13,716 in 2029, $13,203 in 2030 and $39,775 thereafter.
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
Restricted Cash. Restricted cash consists of amounts segregated related to the activity of the properties secured by our credit facility and term loan, escrowed for professional fees, utility deposits, borrowings under the DIP Facility and amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts.
Deferred Leasing Costs. Deferred leasing costs include brokerage costs and inducements associated with our entering leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction to rental income, on a straight line basis over the terms of the respective leases. Legal costs associated with the execution of our leases are expensed as incurred and included in general and administrative expenses in our consolidated statements of comprehensive income (loss). We recorded amortization of deferred leasing costs of $11,385 and $10,988, and reductions to rental income related to the amortization of inducements of $3,018 and $2,003 for the years ended December 31, 2025 and 2024, respectively. Deferred leasing costs, excluding properties classified as held for sale, totaled $138,986 and $127,095 at December 31, 2025 and 2024, respectively, and accumulated amortization of deferred leasing costs totaled $40,718 and $29,453 at December 31, 2025 and 2024, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2025 are estimated to be $14,671 in 2026, $12,970 in 2027, $12,200 in 2028, $11,360 in 2029, $10,151 in 2030 and $36,916 thereafter.
Debt Issuance Costs. Costs related to the issuance or assumption of debt are capitalized and amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our $325,000 secured revolving credit facility are included in other assets in our consolidated balance sheets. As of December 31, 2025 and 2024, debt issuance costs for our revolving credit facility were $7,838 and accumulated amortization of debt issuance costs for our revolving credit facility were $4,995 and $2,396, respectively. Debt issuance costs for the DIP Facility are expensed as incurred and included in reorganization items, net in our consolidated statement of comprehensive net income (loss). Debt issuance costs, net of accumulated amortization, for our senior notes, term loan and mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2025 and 2024, debt issuance costs, net of accumulated amortization, for our senior notes, term loan and mortgage notes payable totaled $10,648 and $65,802, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility and term loan, senior notes and mortgage notes payable as of December 31, 2025 are estimated to be $6,294 in 2026, $3,150 in 2027, $2,635 in 2028, $687 in 2029, $203 in 2030 and $522 thereafter.
Equity Method Investments. As of December 31, 2025, we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties. The properties owned by the joint venture were encumbered by $49,106 of mortgage indebtedness. We did not control the activities that are most significant to the joint venture and, as a result, we accounted for our investment in the joint venture under the equity method of accounting. See Note 4 for more information regarding our unconsolidated joint ventures.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
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
Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have made the policy election to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply ASC Topic 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our consolidated statements of comprehensive income (loss).
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

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Note 3. Per Common Share Amounts
The calculation of basic and diluted earnings per share is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Numerators:
Net loss	$(272,374)	$(136,107)
Income attributable to unvested participating securities	(12)	(14)
Net loss used in calculating earnings per common share	$(272,386)	$(136,121)

Denominators:
Weighted average common shares outstanding - basic and diluted (1)	71,915	51,806

Net loss per common share - basic and diluted	$(3.79)	$(2.63)
(1)For the years ended December 31, 2025 and 2024, there were no dilutive common shares.
Note 4. Real Estate Properties
As of December 31, 2025, our 122 wholly owned properties contained approximately 17,113,000 rentable square feet, with an undepreciated carrying value of $3,676,695. We also had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2026 and 2044. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the year ended December 31, 2025, we entered into 46 leases for approximately 974,000 rentable square feet for a weighted (by rentable square feet) average lease term of 6.7 years and we made commitments of $27,854 for leasing related costs. As of December 31, 2025, we had estimated unspent leasing related obligations of $55,076.
Disposition Activities
The sales completed during the years ended December 31, 2025 and 2024, as presented in the tables below, do not represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2025 Disposition Activities
During the year ended December 31, 2025, we sold six properties containing approximately 406,000 rentable square feet for an aggregate sales price of $40,088, excluding closing costs.

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
February 2025	1	Parsippany, NJ	100,000	$5,750	$(4,641)	$—
February 2025	2	Santa Clara, CA	149,000	21,150	42	—
July 2025	1	Detroit, MI	56,000	2,150	27	(2,048)
December 2025	2	Tempe, AZ	101,000	11,038	5,488	—
	6		406,000	$40,088	$916	$(2,048)
(1)Gross sales price is the gross contract price, excluding closing costs.
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
Unconsolidated Joint Venture
As of December 31, 2025, we owned an interest in one joint venture that owned two properties. We accounted for this investment under the equity method of accounting.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

As of December 31, 2025 and 2024, our investment in our unconsolidated joint venture consisted of the following:

	OPI Ownership	OPI Carrying Value of Investments at December 31,		Number of Properties	Location	Rentable Square Feet
Joint Venture		2025	2024
Prosperity Metro Plaza	51%	$16,965	$17,370	2	Fairfax, VA	346
The following table provides a summary of the mortgage debt of our unconsolidated joint venture as of December 31, 2025 and 2024:

			Principal Balance at December 31,
Joint Venture	Interest Rate (1)	Maturity Date	2025 (2)	2024 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$49,106	$50,000
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
As of December 31, 2025, the unamortized basis difference of our joint venture of $645 was primarily attributable to the difference between the amount we paid to purchase our interest in the joint venture, including transaction costs, and the historical carrying value of the net assets of the joint venture. The difference is being amortized over the remaining useful life of the related property and the resulting amortization expense is included in equity in net losses of investees in our consolidated statements of comprehensive income (loss).
During the year ended December 31, 2024, our former 1750 H Street, NW joint venture did not have sufficient cash flow to pay its monthly debt service resulting in an event of default under the mortgage, and the non-recourse mortgage lender to this joint venture completed a foreclosure of the property, after which, the joint venture ceased to have an economic interest in the property. We wrote off our full investment in this joint venture as of December 31, 2023 and did not make capital contributions to this joint venture during the year ended December 31, 2024.
Note 5. Leases
Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term once we have determined that the collectability of substantially all of the lease payments is probable. We increased rental income to record revenue on a straight line basis by $23,074 and $31,102 for the years ended December 31, 2025 and 2024, respectively. Rents receivable, excluding properties classified as held for sale, included $151,525 and $140,132 of straight line rent receivables at December 31, 2025 and 2024, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $74,516 and $86,903 for the years ended December 31, 2025 and 2024, respectively, of which tenant reimbursements totaled $71,152 and $82,647, respectively.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following operating lease maturity analysis presents the future contractual lease payments to be received by us through 2044 as of December 31, 2025:

Year	Amount
2026	$316,220
2027	301,108
2028	269,293
2029	258,549
2030	230,579
Thereafter	927,651
Total	$2,303,400
As of December 31, 2025, tenants representing approximately 1.2% of our total operating lease maturities had exercisable rights to terminate their leases before the stated terms of their leases expire. In 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036, 2037 and 2040, early termination rights become exercisable by other tenants who represented an additional approximately 1.3%, 2.1%, 6.2%, 4.7%, 3.4%, 1.1%, 8.1%, 1.7%, 3.7%, 0.8%, 0.7% and 2.3% of our total operating lease maturities, respectively. In certain circumstances, some leases provide the tenant with the right to terminate if the legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the full term of the lease because we believe the occurrence of early terminations to be a remote contingency based on both our historical experience and our assessments of the likelihood of lease cancellation on a separate lease basis. As of December 31, 2025, five of our tenants had the right to terminate their leases if the respective legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its obligation. These five tenants represented approximately 2.9% of our total operating lease maturities as of December 31, 2025.
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

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
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

For purposes of the total return per share of our common shareholders, share price appreciation for a measurement period is determined by subtracting (1) the closing price of our common shares on the last trading day of the year immediately before the first year of the applicable measurement period, or the initial share price, from (2) the average closing price of our common shares on the 10 consecutive trading days having the highest average closing prices during the final 30 trading days in the last year of the measurement period.
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

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Business management fees are included in general and administrative expenses in our consolidated statements of comprehensive income (loss). We did not incur any incentive management fee pursuant to our business management agreement for the years ended December 31, 2025 or 2024.
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
•Term. Our management agreements with RMR have terms that end on December 31, 2045, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
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
For the years ended December 31, 2025 and 2024, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our consolidated financial statements were as follows:

	Year Ended December 31,
	2025	2024
Pursuant to business management agreement:
Business management fees (1)	$12,252	$13,145

Pursuant to property management agreement:
Property management fees (2)	$11,256	$13,584
Construction supervision fees	1,250	2,872
	$12,506	$16,456

Expense Reimbursement:
Property level expenses	$20,779	$25,797
(1)The net business management fees we recognized for the years ended December 31, 2025 and 2024 each reflect a reduction of $603 for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)The net property management fees we recognized for the years ended December 31, 2025 and 2024 each reflect a reduction of $484 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.

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
Note 7. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Jennifer Clark, our other Managing Trustee until December 31, 2025, was a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Yael Duffy, our other Managing Trustee since January 1, 2026, and our President and Chief Executive Officer, is also an executive vice president of RMR Inc. and a managing trustee and president and chief executive officer of Industrial Logistics Properties Trust, one of the other public companies managed by RMR. Each of our other officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Other officers of RMR, including Ms. Duffy, serve as managing trustees or officers of certain of these public companies.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $816 and $807 for the years ended December 31, 2025 and 2024, respectively. Our office space leases with RMR are terminable by RMR if our management agreements with RMR are terminated.
Share Awards to RMR Employees. As described further in Note 11, we have awarded shares to our officers and other employees of RMR. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR. These awards to RMR employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR. See Note 11 for more information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligations on the vesting of share awards.
Sonesta. Prior to January 1, 2025, we leased 240,000 rentable square feet of a mixed-use property in Washington, D.C. pursuant to a lease with a subsidiary of Sonesta International Hotels Corporation, or Sonesta, and such lease, the Sonesta Lease. We terminated the Sonesta Lease, effective January 1, 2025. The Sonesta Lease commenced in August 2023 and was amended in September 2024 to expand the premises by 5,900 rentable square feet. Pursuant to the amended Sonesta Lease, Sonesta was required to pay us annual base rent of approximately $6,724 beginning February 2025, and the annual base rent would have increased by 10% every five years throughout the term. Sonesta was also obligated to pay its pro rata share of the operating costs for the property. We recognized rental income of $12,428 in 2024 under the Sonesta Lease. As of December 31, 2024, we had paid approximately $76,834 of tenant improvement costs for the build out of the hotel space pursuant to the Sonesta Lease.
Effective January 1, 2025, we entered into a management agreement with Sonesta, or the Sonesta Management Agreement, to replace the Sonesta Lease. The Sonesta Management Agreement expires on December 31, 2040, and includes two 10-year renewal options. The Sonesta Management Agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotel, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta Management Agreement further provides that we are paid an additional return of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding furniture, fixtures and equipment, or FF&E, reserves and paying Sonesta’s incentive fee, if applicable. The stated annual owner’s priority return is $7,500 and increases by 8.0% of our out-of-pocket capital expenditures and will increase annually to 102% of our prior year’s annual owner’s priority return. We recognized $29,644 of hotel operating revenues for the year ended December 31, 2025, which is included in rental income in our consolidated statements of comprehensive income (loss). We realized returns under the Sonesta Management Agreement of $4,496 during the year ended December 31, 2025. We are responsible for any capital expenditures in excess of available funds in the FF&E reserve. The Sonesta Management Agreement requires that 1.0% of gross revenues for 2025, 3.0% of gross revenues for 2026 and 4.0% of gross revenues for each calendar year thereafter be escrowed for future capital expenditures as FF&E reserves. FF&E escrow deposits of $296 were required during the year ended December 31, 2025. Sonesta owed us $231 in returns under the Sonesta Management Agreement as of December 31, 2025. Amounts due from Sonesta are included in due from related person in our consolidated balance sheets.
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
We incurred management, brand promotion and loyalty fees of $837 for the year ended December 31, 2025. These fees and costs are included in other operating expenses in our consolidated statements of comprehensive income (loss). We are required to maintain working capital under the Sonesta Management Agreement and advanced $548 of working capital in 2025 to meet the cash needs for hotel operations.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

As of December 31, 2024, we had a straight line rent receivable related to the Sonesta Lease totaling $12,343. Due to our ongoing relationship with Sonesta under the Sonesta Management Agreement, upon termination of the Sonesta Lease, we reclassified this receivable to other assets, net in our consolidated balance sheet. We are amortizing this receivable through the original Sonesta Lease expiration date, or July 2053, as an increase to other operating expenses in our consolidated statements of comprehensive income (loss). We recognized $432 of amortization expense during the year ended December 31, 2025 and as of December 31, 2025, the remaining unamortized balance was $11,911.
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
Note 8. Concentration
Tenant and Credit Concentration
As of December 31, 2025 and 2024, the U.S. government and certain state and other government tenants combined were responsible for approximately 25.7% and 24.8%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 17.2% and 17.0% of our annualized rental income as of December 31, 2025 and 2024, respectively. We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Geographic Concentration
As of December 31, 2025, our 122 wholly owned properties were located in 29 states and the District of Columbia. Properties located in Virginia, California, Illinois, Georgia and Texas were responsible for approximately 14.2%, 11.4%, 10.9%, 10.8% and 10.1% of our annualized rental income as of December 31, 2025, respectively.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Note 9. Indebtedness
As of December 31, 2025 and 2024, our outstanding indebtedness consisted of the following:

	December 31,
	2025	2024
Secured revolving credit facility, due in 2027	$325,000	$325,000
Secured term loan, due in 2027	100,000	100,000
Debtor-in-possession term loan, 12.000% interest rate, due in 2026	10,225	—
Senior unsecured notes, 4.500% interest rate, due in 2025 (1)	—	171,586
Senior unsecured notes, 2.650% interest rate, due in 2026 (1)	133,929	140,488
Senior unsecured notes, 2.400% interest rate, due in 2027 (1)	78,306	80,784
Senior secured notes, 3.250% interest rate, due in 2027 (1)	417,994	444,992
Mortgage note payable, 8.272% interest rate, due in 2028	42,700	42,700
Mortgage note payable, 8.139% interest rate, due in 2028	26,340	26,340
Mortgage note payable, 7.671% interest rate, due in 2028	54,300	54,300
Senior secured notes, 9.000% interest rate, due in March 2029	300,000	300,000
Senior secured notes, 9.000% interest rate, due in September 2029 (1)	609,999	609,999
Senior unsecured notes, 8.000% interest rate, due in 2030 (1)	14,439	—
Senior unsecured notes, 3.450% interest rate, due in 2031 (1)	102,402	114,355
Mortgage note payable, 7.210% interest rate, due in 2033	30,680	30,680
Mortgage note payable, 7.305% interest rate, due in 2033	8,400	8,400
Mortgage note payable, 7.717% interest rate, due in 2033	14,900	14,900
Senior unsecured notes, 6.375% interest rate, due in 2050 (1)	162,000	162,000
	2,431,614	2,626,524
Unamortized debt premiums, discounts and issuance costs	(22,988)	(91,890)
	$2,408,626	$2,534,634
(1)In connection with the commencement of the Chapter 11 Cases, the principal amount of these instruments was reclassified to LSTC in our consolidated balance sheet as of December 31, 2025 and the applicable debt issuance costs and discounts were written off to reorganization items, net in our consolidated statement of comprehensive net income (loss).
Our $325,000 secured revolving credit facility and $100,000 secured term loan are governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders. As collateral for all loans and other obligations under our credit agreement, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 19 properties that had a gross book value of real estate assets of $1,035,653 as of December 31, 2025. The maturity date of our credit agreement is January 29, 2027. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement was previously at a rate of the secured overnight financing rate plus a margin of 350 basis points through the Petition Date. Effective on the Petition Date, interest payable on borrowings under our credit agreement changed to a rate of the U.S. federal prime rate plus a margin of 250 basis points. Effective February 4, 2026, in accordance with an order entered by the Bankruptcy Court, the margin increased to 450 basis points pursuant to the default rate stipulated in our credit agreement. We are also required to pay an unused facility fee on the amount of total lending commitments of 25 basis points per annum based on amounts outstanding. As of December 31, 2025, our $325,000 revolving credit facility was fully drawn and $100,000 was outstanding under our term loan.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

As of December 31, 2025, the annual interest rate payable on borrowings under our credit agreement was 9.3%. The weighted average annual interest rate for borrowings under our credit agreement for the year ended December 31, 2025 was 8.2%.
Senior Notes Redemptions and Repayments
In January 2025, we redeemed, at par plus accrued interest, all of the remaining $171,586 of our 4.50% senior unsecured notes due 2025.
In February 2025, in connection with the sale of a collateral property, we redeemed, at par plus accrued interest, $5,469 of our senior secured notes due 2027. As a result, we recorded a loss on early extinguishment of debt of $928 during the year ended December 31, 2025 which represented the unamortized discounts and issuance costs related to these notes.
In July 2025, in connection with the sale of a collateral property, we redeemed, at par plus accrued interest, $2,029 of our senior secured notes due 2027. As a result, we recorded a loss on early extinguishment of debt of $285 during the year ended December 31, 2025 which represented the unamortized discounts and issuance costs related to these notes.
Our senior secured notes due 2027 require quarterly principal repayments of $6,500. We have made $19,500 of scheduled quarterly principal repayments on these notes in 2025. We ceased scheduled quarterly principal payments due on December 31, 2025 and did not make the additional March 2026 principal repayment following the commencement of the Chapter 11 Cases.
Senior Notes Exchanges
In March 2025, we exchanged $14,439 of the 2030 Notes for an aggregate $20,990 of our outstanding unsecured senior notes, or the Existing Notes, and such transaction, the Senior Note Exchange, as follows:

Existing Notes Exchanged	Aggregate Principal Amount of Existing Notes Accepted for Exchange	Aggregate Principal Amount of September 2029 Notes Delivered
Existing 2.650% 2026 Notes	$6,559	$5,836
Existing 2.400% 2027 Notes	2,478	1,882
Existing 3.450% 2031 Notes	11,953	6,721
Total	$20,990	$14,439
The 2030 Notes are fully and unconditionally guaranteed on a joint, several and unsecured basis by certain of our subsidiaries which also guarantee our senior secured notes due 2027. The 2030 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 12, 2029. During the year ended December 31, 2025, we recorded an aggregate gain related to the Senior Note Exchange of $764, or $0.01 per common share, which is included in net gain (loss) on early extinguishment of debt in our consolidated statements of comprehensive income (loss).
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

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

As of December 31, 2025, seven of our properties with an aggregate gross book value of real estate assets of $305,859 were encumbered by mortgage notes, or our Mortgage Notes, with an aggregate principal amount of $177,320. Our Mortgage Notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants. The borrowers under our Mortgage Notes, or the Mortgage Note Borrowers, are certain of our subsidiaries that are not included in the Chapter 11 Cases. However, we provide certain guarantees under our Mortgage Notes, and as a result, the filing of the Chapter 11 Cases constituted an event of default under our Mortgage Notes and each Mortgage Note was transferred to special servicing. The Mortgage Note Borrowers continue to own, operate and lease the applicable collateral properties and remain current on their debt service obligations. As of May 18, 2026, two of the Mortgage Note Borrowers have entered into waiver agreements with their respective lenders. We remain in negotiations with the special servicers and lenders of our other Mortgage Notes regarding potential waiver agreements.
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
On February 5, 2026, we entered into an amended and restated DIP term loan credit agreement, or the A&R DIP Credit Agreement pursuant to a final order entered by the Bankruptcy Court on February 4, 2026. The A&R DIP Credit Agreement provides for the DIP Facility, a multiple draw secured debtor-in-possession term loan facility in an aggregate principal amount of up to $125,000, of which: (a) we borrowed $10,000 on November 6, 2025 pursuant to an interim order entered by the Bankruptcy Court; (b) $75,000 was made available to us and drawn as follows: (i) we borrowed $64,300 on February 5, 2026, and (ii) we borrowed $10,700 on March 13, 2026; and (c) and we borrowed $40,000, or the Tranche B Term Loan, on April 7, 2026. The DIP Facility had an original maturity date of May 4, 2026, with the option to extend under certain circumstances. In May 2026, the maturity date was extended to May 31, 2026. Borrowings under the DIP Facility may be repaid in reorganized common equity or cash, at the Debtors’ election. On April 5, 2026, the Debtors filed a notice of their intent to equitize the DIP Facility with the Bankruptcy Court.
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

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The DIP Facility contains customary conditions precedent, representations and warranties, affirmative and negative covenants, milestones for the Chapter 11 Cases, events of default and other terms and conditions customary for financings of this type. The DIP Facility obligations are entitled to superpriority administrative expense claims and secured by first-priority liens on certain of our unencumbered assets and junior-priority liens on certain of our encumbered assets.
The required principal payments due during the next five years and thereafter under all our outstanding consolidated debt as of December 31, 2025 were as follows:

Year	Principal Payment
2026	$144,154
2027	921,300
2028	123,487
2029	910,278
2030	14,739
Thereafter	317,656
Total (1)	$2,431,614
(1)Total consolidated debt outstanding as of December 31, 2025, net of unamortized premiums, discounts and issuance costs totaling $22,988, was $2,408,626.
Note 10. Fair Value of Assets and Liabilities
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, amounts due from related persons, accounts payable, a revolving credit facility, a term loan, senior notes, mortgage notes payable, a debtor-in-possession secured term loan, amounts due to related persons, other accrued expenses and security deposits. At December 31, 2025 and 2024, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of December 31, 2025		As of December 31, 2024
Financial Instrument	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Senior unsecured notes, 4.500% interest rate, due in 2025	$—	$—	$171,607	$169,302
Senior unsecured notes, 2.650% interest rate, due in 2026	133,929	13,393	139,578	106,078
Senior unsecured notes, 2.400% interest rate, due in 2027	78,306	7,831	80,486	49,475
Senior secured notes, 3.250% interest rate, due in 2027	417,994	336,485	363,432	383,806
Senior secured notes, 9.000% interest rate, due in March 2029	281,366	306,444	275,632	293,100
Senior secured notes, 9.000% interest rate, due in September 2029	609,999	530,699	637,052	529,436
Senior priority guaranteed unsecured notes, 8.000% interest rate, due in 2030	14,439	4,918	—	—
Senior unsecured notes, 3.450% interest rate, due in 2031	102,402	10,240	113,511	49,688
Senior unsecured notes, 6.375% interest rate, due in 2050	162,000	12,312	157,096	80,676
Mortgage notes payable	173,840	182,223	172,912	177,295
Total	$1,974,275	$1,404,545	$2,111,306	$1,838,856

(1)Includes net unamortized debt premiums, discounts and issuance costs totaling $22,115 and $90,218 as of December 31, 2025 and 2024, respectively.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
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
Note 11. Shareholders’ Equity
Share Issuances
In March 2025, we entered into a sales agreement with Clear Street LLC, or the Agent, pursuant to which we may issue and sell our common shares from time to time, in transactions that are deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, for up to an aggregate sales price of $100,000, or the ATM Program. We were required to pay the Agent a cash commission of 3% of the gross sales prices of any common shares we sold under the ATM Program. During the year ended December 31, 2025, we sold an aggregate 4,171,689 of our common shares under the ATM Program valued at a weighted average share price of $0.27 for net proceeds of $1,106 after deducting Agent commissions and other offering costs. In June 2025, we suspended use of the ATM Program and we did not sell any common shares under the ATM Program subsequent to June 30, 2025.
Share Awards
We have common shares available for issuance under the terms of our Second Amended and Restated 2009 Incentive Share Award Plan, or the 2009 Plan. During the year ended December 31, 2025, we did not award any annual share awards to our Trustees, officers or other employees of RMR. During the year ended December 31, 2024, we awarded to our officers and other employees of RMR annual share awards of 544,555 of our common shares, valued at $1,160, in aggregate. During the year ended December 31, 2024, we awarded each of our nine Trustees, in accordance with our Trustee compensation arrangements, 11,627 of our common shares with an aggregate value of $225 ($25 per Trustee). The values of the share awards were based upon the closing price on Nasdaq of our common shares on the date of award. The common shares awarded to our officers and certain other employees of RMR vest in five equal annual installments beginning on the date of award. The common shares awarded to our Trustees vest immediately. We recognize share forfeitures as they occur and include the value of awarded shares in general and administrative expenses ratably over the vesting period.
A summary of shares awarded, forfeited, vested and unvested under the terms of the 2009 Plan for the years ended December 31, 2025 and 2024, is as follows:

	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	591,879	$4.32	288,681	$12.01
Awarded	—	$—	649,198	$2.14
Forfeited	(4,488)	$2.53	—	$—
Vested	(223,438)	$5.78	(346,000)	$6.62
Unvested at end of year	363,953	$3.44	591,879	$4.32
The 363,953 unvested shares as of December 31, 2025 are scheduled to vest as follows: 142,692 shares in 2026, 125,998 shares in 2027 and 95,263 shares in 2028. As of December 31, 2025, the estimated future compensation expense for the unvested shares was $1,053. The weighted average period over which the compensation expense will be recorded is approximately 19 months. During the years ended December 31, 2025 and 2024, we recorded $893 and $1,662, respectively, of

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

compensation expense related to the 2009 Plan. At December 31, 2025, 2,116,553 of our common shares remained available for issuance under the 2009 Plan.
Share Purchases
During the years ended December 31, 2025 and 2024, we purchased 50,816 and 85,338 of our common shares, respectively, valued at weighted average share prices of $0.65 and $2.25 per common share, respectively, from certain of our Trustees and certain current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares.
Distributions
During the years ended December 31, 2025 and 2024, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distributions	Characterization of Distributions
Year			Return of Capital	Ordinary Income	Qualified Dividend
2025	$0.02	$1,407	100.00%	—%	—%
2024	$0.04	$2,033	100.00%	—%	—%
In July 2025, we suspended our quarterly cash distribution on our common shares. We do not expect to pay any future distributions prior to the conclusion of the Chapter 11 Cases.
Note 12. Segment Reporting
We manage our business on a consolidated basis and therefore have one reportable segment: ownership and leasing of real estate properties. The chief operating decision maker, or CODM, is our President and Chief Executive Officer. The CODM assesses performance, allocates resources and makes strategic decisions based on net income (loss) as shown in our consolidated statements of comprehensive income (loss). The CODM is also regularly provided with information on expenses related to our management agreements with RMR, which are detailed in Note 6. The accounting policies of our reportable segment are the same as those described in Note 2. The measure of segment assets is reported as total assets in our consolidated balance sheets.

Note 13. Condensed Combined Debtor-in-Possession Financial Information
The financial statements below represent the unaudited condensed combined financial statements of the Debtors. As of and for the year ended December 31, 2025, the results of OPI’s subsidiaries that are not included in the Chapter 11 Cases, or the Non-Filing Entities, are not included in these condensed combined financial statements. Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors' financial statements.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Debtors’ Condensed Combined Balance Sheet

December 31, 2025
ASSETS
Real estate properties:
Land	$675,765
Buildings and improvements	2,769,685
Total real estate properties, gross	3,445,450
Accumulated depreciation	(670,326)
Total real estate properties, net	2,775,124
Acquired real estate leases, net	121,204
Cash and cash equivalents	29,481
Restricted cash	43,410
Rents receivable	147,120
Due from related persons	231
Intercompany due from non-debtor entities	151,002
Deferred leasing costs, net	89,707
Other assets, net	330,656
Total assets	$3,687,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured debt, net	$715,718
Accounts payable and other liabilities	122,336
Due to related persons	4,455
Intercompany due to non-debtor entities	433,548
Assumed real estate lease obligations, net	7,976
Liabilities subject to compromise	1,578,132
Total liabilities	2,862,165

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest	739
Additional paid in capital	2,658,471
Cumulative net loss	(363,524)
Cumulative common distributions	(1,469,916)
Total shareholders’ equity	825,770
Total liabilities and shareholders’ equity	$3,687,935

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Debtors’ Condensed Combined Statement of Operations

Year Ended December 31, 2025

Rental income	$408,597

Expenses:
Real estate taxes	46,750
Utility expenses	25,775
Other operating expenses	115,934
Depreciation and amortization	163,608
Loss on impairment of real estate	2,048
Transaction related costs	42,455
General and administrative	19,266
Total expenses	415,836

Gain on sale of real estate	916
Interest and other income	3,143
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $39,898)	(188,518)
Loss on early extinguishment of debt	(449)
Reorganization items, net	(78,333)
Income before income tax expense	(270,480)
Income tax expense	(116)
Net loss	$(270,596)

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Debtors’ Condensed Combined Statement of Cash Flows

Year Ended December 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(270,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115,034
Net amortization of debt premiums, discounts and issuance costs	39,898
Amortization of acquired real estate leases and assumed real estate lease obligations, net	37,367
Amortization of deferred leasing costs	13,683
Gain on sale of real estate	(916)
Loss on impairment of real estate	2,048
Net gain on early extinguishment of debt	(1,146)
Non-cash reorganization items	25,654
Straight line rental income	(21,160)
Other non-cash expenses, net	237
Equity in net losses of investees	405
Change in assets and liabilities:
Rents receivable	2,020
Due from related persons	(231)
Deferred leasing costs	(18,819)
Other assets	(9,426)
Accounts payable and other liabilities	70,773
Due to related persons	9,027
Net cash used in operating activities	(6,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(36,449)
Proceeds from sale of property, net	39,827
Net cash used in investing activities	3,378

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior unsecured notes	(171,600)
Repayment of senior secured notes	(26,998)
Payment of debt issuance costs	(1,196)
Borrowings on debtor-in-possession secured term loan	10,000
Proceeds from issuance of common shares, net	1,106
Repurchases of common shares	(32)
Distributions to common shareholders	(1,407)
Net cash provided by financing activities	(190,127)

Decrease in cash, cash equivalents and restricted cash	(192,897)
Cash, cash equivalents and restricted cash at beginning of period	265,788
Cash, cash equivalents and restricted cash at end of period	$72,891

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property *	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
445 Jan Davis Drive (8)	Huntsville, AL	1	$—	$1,501	$1,492	$—	$—	$1,501	$1,492	$2,993	$(278)	12/31/2018	2007
131 Clayton Street	Montgomery, AL	1	—	920	9,084	569	—	920	9,653	10,573	(3,509)	6/22/2011	2007
4344 Carmichael Road	Montgomery, AL	1	—	1,374	11,658	571	—	1,374	12,229	13,603	(3,796)	12/17/2013	2009
15451 North 28th Avenue (6)	Phoenix, AZ	1	—	1,917	7,416	1,630	—	1,917	9,046	10,963	(2,637)	9/10/2014	1996
711 S 14th Avenue	Safford, AZ	1	—	460	11,708	1,182	(4,440)	364	8,546	8,910	(2,411)	6/16/2010	1992
2544 Campbell Place (7)	Carlsbad, CA	1	—	2,687	1,796	1,614	—	2,687	3,410	6,097	(1,149)	12/31/2018	2007
2548 Campbell Place (6)	Carlsbad, CA	1	—	3,082	2,075	5,156	—	3,082	7,231	10,313	(3,011)	12/31/2018	2007
Folsom Corporate Center (5)	Folsom, CA	1	—	2,904	5,583	1,587	—	2,904	7,170	10,074	(2,130)	12/31/2018	2008
Bayside Technology Park (7)	Fremont, CA	1	—	10,784	648	1,477	—	10,784	2,125	12,909	(313)	12/31/2018	1990
10949 N. Mather Boulevard	Rancho Cordova, CA	1	—	562	16,923	1,390	—	562	18,313	18,875	(5,701)	10/30/2013	2012
11020 Sun Center Drive	Rancho Cordova, CA	1	—	1,466	8,797	4,798	—	1,466	13,595	15,061	(2,751)	12/20/2016	1983
100 Redwood Shores Parkway	Redwood City, CA	1	—	14,454	7,721	—	—	14,454	7,721	22,175	(1,498)	12/31/2018	1993
9815 Goethe Road (6)	Sacramento, CA	1	—	1,450	9,465	5,574	—	1,450	15,039	16,489	(4,055)	9/14/2011	1992
Capitol Place (6)	Sacramento, CA	1	—	2,290	35,891	9,978	—	2,290	45,869	48,159	(19,214)	12/17/2009	1988
4560 Viewridge Road (5)	San Diego, CA	1	—	4,269	18,316	6,370	—	4,347	24,608	28,955	(16,705)	3/31/1997	1996
2115 O’Nel Drive (7)	San Jose, CA	1	—	12,305	5,062	386	—	12,305	5,448	17,753	(1,124)	12/31/2018	1984
51 Rio Robles Drive	San Jose, CA	1	—	7,416	4,782	582	—	7,416	5,364	12,780	(1,243)	12/31/2018	1984
77 Rio Robles Drive (6)	San Jose, CA	1	—	8,362	5,393	9,476	—	8,362	14,869	23,231	(4,532)	12/31/2018	1984
145 Rio Robles Drive	San Jose, CA	1	8,116	7,909	3,523	6,607	—	7,909	10,130	18,039	(2,404)	12/31/2018	1984
2500 Walsh Avenue (6)	Santa Clara, CA	1	—	6,687	8,326	3,490	—	6,687	11,816	18,503	(1,915)	12/31/2018	1982
603 San Juan Avenue	Stockton, CA	1	—	563	5,470	216	—	563	5,686	6,249	(1,957)	7/20/2012	2012
350 West Java Drive (6)	Sunnyvale, CA	1	—	24,609	462	3,296	—	24,609	3,758	28,367	(740)	12/31/2018	1984
7958 South Chester Street	Centennial, CO	1	—	6,682	7,153	3,551	—	6,682	10,704	17,386	(2,090)	12/31/2018	2000
12795 West Alameda Parkway	Lakewood, CO	1	—	2,640	23,777	277	(22,489)	585	3,620	4,205	(190)	1/15/2010	1988
11 Dupont Circle, NW (7)	Washington, DC	1	—	28,255	44,743	24,516	—	28,255	69,259	97,514	(19,111)	10/2/2017	1974
1211 Connecticut Avenue, NW	Washington, DC	1	—	30,388	24,667	3,588	—	30,388	28,255	58,643	(7,558)	10/2/2017	1967
1401 K Street, NW (7)	Washington, DC	1	—	29,215	34,656	8,522	—	29,215	43,178	72,393	(12,925)	10/2/2017	1929
20 Massachusetts Avenue (7)	Washington, DC	1	—	12,009	51,527	220,376	—	12,230	271,682	283,912	(70,611)	3/31/1997	1996
440 First Street, NW (5)	Washington, DC	1	—	27,903	38,624	3,589	—	27,903	42,213	70,116	(8,840)	10/2/2017	1982
625 Indiana Avenue (7)	Washington, DC	1	—	26,000	25,955	13,258	—	26,000	39,213	65,213	(16,061)	8/17/2010	1989

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property *	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
840 First Street, NE	Washington, DC	1	—	42,727	73,278	2,895	—	42,727	76,173	118,900	(16,614)	10/2/2017	2003
10350 NW 112th Avenue (8)	Miami, FL	1	—	4,798	2,757	2,413	—	4,798	5,170	9,968	(1,348)	12/31/2018	2002
7850 Southwest 6th Court (6)	Plantation, FL	1	—	4,800	30,592	17,033	—	4,800	47,625	52,425	(13,524)	5/12/2011	1999
8900 Grand Oak Circle (7)	Tampa, FL	1	—	1,100	11,773	1,835	—	1,100	13,608	14,708	(5,091)	10/15/2010	1994
180 Ted Turner Drive SW (5)	Atlanta, GA	1	—	5,717	20,017	2,826	—	5,717	22,843	28,560	(7,386)	7/25/2012	2007
1224 Hammond Drive (6)	Atlanta, GA	1	—	13,040	135,459	11,718	—	13,040	147,177	160,217	(20,443)	6/25/2021	2020
One Georgia Center (5)	Atlanta, GA	1	—	10,250	27,933	22,799	—	10,250	50,732	60,982	(18,264)	9/30/2011	1968
One Primerica Parkway (4)	Duluth, GA	1	26,421	6,927	22,951	3,110	—	6,927	26,061	32,988	(4,464)	12/31/2018	2013
4712 Southpark Boulevard (8)	Ellenwood, GA	1	—	1,390	19,635	1,564	—	1,390	21,199	22,589	(6,995)	7/25/2012	2005
8305 NW 62nd Avenue	Johnston, IA	1	—	2,649	7,997	—	—	2,649	7,997	10,646	(1,552)	12/31/2018	2011
1185, 1249 & 1387 S. Vinnell Way (6)	Boise, ID	3	—	3,390	29,026	1,740	—	3,390	30,766	34,156	(10,385)	9/11/2012	1996; 1997; 2002
2020 S. Arlington Heights (5)	Arlington Heights, IL	1	—	1,450	13,588	2,190	—	1,450	15,778	17,228	(6,133)	12/29/2009	1998
1000 W. Fulton (5)	Chicago, IL	1	—	42,935	252,914	1,319	—	42,935	254,233	297,168	(38,351)	6/24/2021	2015
HUB 1415 (8)	Naperville, IL	1	—	12,333	20,586	31,674	—	12,333	52,260	64,593	(14,009)	12/31/2018	2001
7601 and 7635 Interactive Way	Indianapolis, IN	2	—	3,337	14,522	34	—	3,337	14,556	17,893	(2,664)	12/31/2018	2003
251 Causeway Street (7)	Boston, MA	3	—	26,851	36,756	6,928	—	26,848	43,687	70,535	(12,139)	8/17/2010	1987
330 Billerica Road (8)	Chelmsford, MA	1	—	2,477	—	10,273	—	2,477	10,273	12,750	(3,562)	12/31/2018	1984
25 Newport Avenue (7)	Quincy, MA	1	—	2,700	9,199	2,895	—	2,700	12,094	14,794	(4,459)	2/16/2011	1985
2009-2011 Commerce Park Drive (7)	Annapolis, MD	1	—	1,580	3,825	4,096	—	1,580	7,921	9,501	(2,073)	10/2/2017	1989
2001-2003 Commerce Park Drive	Annapolis, MD	1	—	2,477	3,840	1,197	—	2,476	5,038	7,514	(1,410)	10/2/2017	1989
4201 Patterson Avenue (7)	Baltimore, MD	1	—	901	8,097	3,159	(85)	893	11,179	12,072	(6,707)	10/15/1998	1989
7001 Columbia Gateway Drive (7)	Columbia, MD	1	—	5,642	10,352	5,004	—	5,642	15,356	20,998	(3,001)	12/31/2018	2008
6310 Hillside Center	Columbia, MD	1	—	1,424	2,084	450	—	1,424	2,534	3,958	(747)	10/2/2017	2001
6315 Hillside Center (7)	Columbia, MD	1	—	2,013	2,144	531	—	2,013	2,675	4,688	(782)	10/2/2017	2001
TenThreeTwenty (7)	Columbia, MD	1	—	3,126	16,361	5,167	—	3,126	21,528	24,654	(4,958)	10/2/2017	1982
3300 75th Avenue	Landover, MD	1	29,756	4,110	36,371	3,959	—	4,110	40,330	44,440	(16,122)	2/26/2010	1985
Redland 520/530 (7)	Rockville, MD	3	—	12,714	61,377	8,568	—	12,714	69,945	82,659	(15,024)	10/2/2017	2008
Redland 540 (7)	Rockville, MD	1	—	10,740	17,714	3,259	—	10,740	20,973	31,713	(4,895)	10/2/2017	2003

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property *	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
3550 Green Court	Ann Arbor, MI	1	—	3,630	4,857	—	—	3,630	4,857	8,487	(1,000)	12/31/2018	1998
Rosedale Corporate Plaza (8)	Roseville, MN	1	—	672	6,045	4,487	—	672	10,532	11,204	(4,314)	12/1/1999	1987
2555 Grand Boulevard (5)	Kansas City, MO	1	—	4,209	51,522	5,775	—	4,209	57,297	61,506	(12,089)	12/31/2018	2003
4241 NE 34th Street (7)	Kansas City, MO	1	—	1,133	5,649	5,331	—	1,470	10,643	12,113	(6,224)	3/31/1997	1995
1220 Echelon Parkway	Jackson, MS	1	14,571	440	25,458	2,334	—	440	27,792	28,232	(9,008)	7/25/2012	2009
2300 and 2400 Yorkmont Road (5)	Charlotte, NC	2	—	1,334	19,075	4,576	—	1,334	23,651	24,985	(5,438)	12/31/2018	1995
18010 Burt Street (8)	Omaha, NE	1	—	2,819	6,250	4,647	—	2,819	10,897	13,716	(1,623)	12/31/2018	2012
18020 Burt Street	Omaha, NE	1	—	4,158	6,250	2,436	—	4,158	8,686	12,844	(1,240)	12/31/2018	2012
500 Charles Ewing Boulevard	Ewing, NJ	1	42,453	4,808	26,002	1,846	—	4,808	27,848	32,656	(5,523)	12/31/2018	2012
299 Jefferson Road (7)	Parsippany, NJ	1	—	4,543	2,914	1,686	—	4,543	4,600	9,143	(1,061)	12/31/2018	2011
Airline Corporate Center (7)	Colonie, NY	1	—	790	6,400	2,202	—	790	8,602	9,392	(2,990)	6/22/2012	2004
1212 Pittsford - Victor Road (7)	Pittsford, NY	1	—	608	78	1,738	—	608	1,816	2,424	(545)	12/31/2018	1965
2231 Schrock Road (8)	Columbus, OH	1	—	716	217	578	—	716	795	1,511	(294)	12/31/2018	1999
8800 Tinicum Boulevard (7)	Philadelphia, PA	1	—	5,573	22,686	7,093	—	5,573	29,779	35,352	(5,496)	12/31/2018	2000
446 Wrenplace Road (7)	Fort Mill, SC	1	—	5,031	22,524	43	—	5,031	22,567	27,598	(2,835)	12/22/2020	2019
9680 Old Bailes Road	Fort Mill, SC	1	—	834	2,944	91	—	834	3,035	3,869	(615)	12/31/2018	2007
16001 North Dallas Parkway (8)	Addison, TX	2	—	10,282	63,071	5,071	—	10,282	68,142	78,424	(13,538)	12/31/2018	1987
Research Park (6)	Austin, TX	2	—	4,258	13,747	2,935	—	4,258	16,682	20,940	(5,128)	12/31/2018	1999
10451 Clay Road (8)	Houston, TX	1	—	5,495	10,253	2,433	—	5,495	12,686	18,181	(3,159)	12/31/2018	2013
202 North Castlegory Road (8)	Houston, TX	1	—	863	5,024	98	—	863	5,122	5,985	(939)	12/31/2018	2016
4221 W. John Carpenter Freeway (8)	Irving, TX	1	—	1,413	2,365	778	—	1,413	3,143	4,556	(954)	12/31/2018	1995
8675,8701-8711 Freeport Pkwy and 8901 Esters Boulevard (7)	Irving, TX	3	—	12,970	31,566	851	—	12,970	32,417	45,387	(6,125)	12/31/2018	1990
1511 East Common Street (7)	New Braunfels, TX	1	—	4,965	1,266	1,110	—	4,965	2,376	7,341	(259)	12/31/2018	2005
2900 West Plano Parkway	Plano, TX	1	—	6,819	8,831	3,049	—	6,819	11,880	18,699	(1,715)	12/31/2018	1998
3400 West Plano Parkway (8)	Plano, TX	1	—	4,543	15,964	321	—	4,543	16,285	20,828	(3,203)	12/31/2018	1994
3600 Wiseman Boulevard (6)	San Antonio, TX	1	—	3,493	6,662	4,764	—	3,493	11,426	14,919	(2,161)	12/31/2018	2004
701 Clay Road (4)	Waco, TX	1	26,421	2,030	8,708	15,089	—	2,060	23,767	25,827	(12,503)	12/23/1997	1997
1800 Novell Place (6)	Provo, UT	1	—	7,487	43,487	21,383	—	7,487	64,870	72,357	(12,404)	12/31/2018	2000

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property *	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
14660 Lee Road (8)	Chantilly, VA	1	—	2,536	14,686	3,261	—	2,537	17,946	20,483	(4,207)	12/22/2016	1998
14672 Lee Road (5)	Chantilly, VA	1	—	2,253	24,749	4,933	—	2,253	29,682	31,935	(8,849)	12/22/2016	2002
14668 Lee Road (5)	Chantilly, VA	1	—	2,177	34,779	18,619	—	2,177	53,398	55,575	(10,049)	12/22/2016	2006
Enterchange at Meadowville (6)	Chester, VA	1	—	1,478	9,594	1,369	—	1,478	10,963	12,441	(3,424)	8/28/2013	1999
7987 Ashton Avenue (7)	Manassas, VA	1	—	1,562	8,253	1,337	—	1,562	9,590	11,152	(2,594)	1/3/2017	1989
Two Commercial Place (8)	Norfolk, VA	1	—	4,494	21,508	1,145	—	4,494	22,653	27,147	(4,283)	12/31/2018	1974
1760 Business Center Drive	Reston, VA	1	—	5,033	50,141	6,685	—	5,033	56,826	61,859	(16,797)	5/28/2014	1987
1775 Wiehle Avenue	Reston, VA	1	—	4,138	26,120	6,044	—	4,138	32,164	36,302	(8,101)	10/2/2017	2001
9201 Forest Hill Avenue	Richmond, VA	1	—	1,344	375	668	—	1,344	1,043	2,387	(404)	12/31/2018	1985
9960 Mayland Drive (7)	Richmond, VA	1	—	2,614	15,930	5,075	—	2,614	21,005	23,619	(6,794)	5/20/2014	1994
1751 Blue Hills Drive (5)	Roanoke, VA	1	—	2,689	7,761	—	—	2,689	7,761	10,450	(1,506)	12/31/2018	2003
Atlantic Corporate Park (7)	Sterling, VA	2	—	5,752	29,316	4,720	—	5,752	34,036	39,788	(7,648)	10/2/2017	2008
Orbital Sciences Campus (5)	Sterling, VA	3	—	12,275	19,320	37,505	—	12,269	56,831	69,100	(8,563)	12/31/2018	2001
Sterling Park Business Center	Sterling, VA	1	26,102	5,871	44,324	134	—	5,871	44,458	50,329	(9,193)	10/2/2017	2016
65 Bowdoin Street (6)	S. Burlington, VT	1	—	700	8,416	231	—	700	8,647	9,347	(3,406)	4/9/2010	2009
Stevens Center (5)	Richland, WA	2	—	3,970	17,035	4,917	—	4,042	21,880	25,922	(14,565)	3/31/1997	1995
Unison Elliott Bay-Lab Space (8)	Seattle, WA	2	—	17,316	34,281	147,293	—	17,316	181,574	198,890	(21,467)	12/31/2018	2000
Unison Elliott Bay-Office Space (8)	Seattle, WA	1	—	9,324	18,459	4,893	—	9,324	23,352	32,676	(4,559)	12/31/2018	2000
5353 Yellowstone Road (5)	Cheyenne, WY	1	—	1,915	8,217	4,935	—	1,950	13,117	15,067	(7,190)	3/31/1997	1995
		122	$173,840	$708,018	$2,136,920	$858,771	$(27,014)	$706,623	$2,970,072	$3,676,695	$(729,543)
(1) Represents mortgage debt, net of the unamortized balance of debt issuance costs totaling $3,480.
(2) Excludes the value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $7,069,942.
(3) Depreciation on building and improvements is provided for periods ranging up to 40 years and on equipment up to seven years.
(4) These two properties are collateral for our $54,300 mortgage note.
(5) These 19 properties are first lien collateral for our $425,000 credit agreement and second lien collateral for our $610,000 of 9.000% senior secured notes due September 2029.
(6) These 17 properties are collateral for our $300,000 of 9.000% senior secured notes due March 2029.
(7) These 35 properties are first lien collateral for our $445,000 of 3.250% senior secured notes due March 2027, or the March 2027 Notes.
(8) These 19 properties are first lien collateral for the September 2029 Notes and second lien collateral for the March 2027 Notes.

*All properties that are not otherwise noted as collateral for certain debt instruments serve as first lien collateral for our $125,000 secured debtor-in-possession term loan.

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(dollars in thousands)

An analysis of the carrying amount of real estate properties and accumulated depreciation is as follows:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2023	4,065,679	650,179
Additions	107,912	118,710
Loss on asset impairment	(181,578)	—
Disposals	(283,534)	(131,024)
Cost basis adjustment (1)	(9,185)	(9,185)
Reclassification of assets of properties held for sale	(41,735)	(10,030)
Balance at December 31, 2024	3,657,559	618,650
Additions	38,945	121,856
Loss on asset impairment	(2,426)	—
Disposals	(17,383)	(10,963)
Balance at December 31, 2025	$3,676,695	$729,543
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

Date: May 22, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yael Duffy	Managing Trustee, President and Chief Executive Officer (principal executive officer)	May 22, 2026
Yael Duffy

/s/ Brian E. Donley	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	May 22, 2026
Brian E. Donley
/s/ Adam D. Portnoy	Managing Trustee	May 22, 2026
Adam D. Portnoy

/s/ Donna D. Fraiche	Independent Trustee	May 22, 2026
Donna D. Fraiche

/s/ Barbara D. Gilmore	Independent Trustee	May 22, 2026
Barbara D. Gilmore

/s/ William A. Lamkin	Independent Trustee	May 22, 2026
William A. Lamkin

/s/ Timothy R. Pohl	Independent Trustee	May 22, 2026
Timothy R. Pohl

/s/ Elena Poptodorova	Independent Trustee	May 22, 2026
Elena Poptodorova

/s/ Jeffrey P. Somers	Independent Trustee	May 22, 2026
Jeffrey P. Somers

/s/ Mark A. Talley	Independent Trustee	May 22, 2026
Mark A. Talley