Form 10-Q
period 2026-03-31
OFFICE PROPERTIES INCOME TRUST
filed 2026-05-22
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 18, 2026: 73,941,128.

References in this Quarterly Report on Form 10-Q to the Company, OPI, we, us or our mean Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2026

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Real estate properties:
Land	$706,623	$706,623
Buildings and improvements	2,975,058	2,970,072
Total real estate properties, gross	3,681,681	3,676,695
Accumulated depreciation	(757,540)	(729,543)
Total real estate properties, net	2,924,141	2,947,152
Investment in unconsolidated joint venture	17,075	16,965
Acquired real estate leases, net	141,415	150,254
Cash and cash equivalents	26,308	29,486
Restricted cash	61,382	51,175
Rents receivable	171,511	164,114
Due from related persons	685	231
Deferred leasing costs, net	95,811	98,268
Other assets, net	29,526	30,951
Total assets	$3,467,854	$3,488,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured debt, net	$968,111	$889,557
Accounts payable and other liabilities	129,159	126,856
Due to related persons	4,947	4,689
Assumed real estate lease obligations, net	8,099	8,374
Total liabilities not subject to compromise	1,110,316	1,029,476
Liabilities subject to compromise	1,569,407	1,578,133
Total liabilities	2,679,723	2,607,609

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 250,000,000 shares authorized, 73,941,128 shares issued and outstanding	739	739
Additional paid in capital	2,658,636	2,658,471
Cumulative net loss	(401,328)	(308,307)
Cumulative common distributions	(1,469,916)	(1,469,916)
Total shareholders’ equity	788,131	880,987
Total liabilities and shareholders’ equity	$3,467,854	$3,488,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Rental income	$108,868	$113,615

Expenses:
Real estate taxes	13,094	13,458
Utility expenses	9,079	7,567
Other operating expenses	30,282	31,205
Depreciation and amortization	44,083	43,733
Transaction related costs	—	876
General and administrative	4,299	5,058
Total expenses	100,837	101,897

Loss on sale of real estate	—	(4,737)
Interest and other income	431	1,162
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,523 and $11,919, respectively)	(42,207)	(53,378)
Net loss on early extinguishment of debt	—	(243)
Reorganization items, net	(59,532)	—
Loss before income tax benefit (expense) and equity in net earnings (losses) of investees	(93,277)	(45,478)
Income tax benefit (expense)	146	(137)
Equity in net earnings (losses) of investees	110	(252)
Net loss	$(93,021)	$(45,867)

Weighted average common shares outstanding (basic and diluted)	73,577	69,257

Per common share amounts (basic and diluted):
Net loss	$(1.26)	$(0.66)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Loss	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2025	73,941,128	$739	$2,658,471	$(308,307)	$(1,469,916)	$880,987
Common share grants	—	—	165	—	—	165
Net loss	—	—	—	(93,021)	—	(93,021)
Balance at March 31, 2026	73,941,128	$739	$2,658,636	$(401,328)	$(1,469,916)	$788,131

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Loss	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2024	69,824,743	$698	$2,656,548	$(35,933)	$(1,468,509)	$1,152,804
Issuance of common shares, net	238,343	3	142	—	—	145
Common share grants	—	—	279	—	—	279
Net loss	—	—	—	(45,867)	—	(45,867)
Distributions to common shareholders	—	—	—	—	(698)	(698)
Balance at March 31, 2025	70,063,086	$701	$2,656,969	$(81,800)	$(1,469,207)	$1,106,663
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,021)	$(45,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	32,500	29,461
Net amortization of debt premiums, discounts and issuance costs	2,523	11,919
Amortization of acquired real estate leases and assumed real estate lease obligations, net	8,564	11,449
Amortization of deferred leasing costs	3,886	3,325
Loss on sale of real estate	—	4,737
Gain on early extinguishment of debt	—	(1,430)
Non-cash reorganization items	1,687	—
Straight line rental income	(1,936)	(6,856)
Other non-cash expenses, net	2	115
Equity in net (earnings) losses of investees	(110)	252
Total adjustments to reconcile net loss to net cash provided by operating activities:
Change in assets and liabilities:
Rents receivable	(5,461)	366
Due from related persons	(454)	(853)
Deferred leasing costs	(933)	(8,397)
Other assets	660	(1,357)
Accounts payable and other liabilities	(1,107)	(24,398)
Due to related persons	258	(1,054)
Net cash used in by operating activities	(52,942)	(28,588)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(15,029)	(11,229)
Proceeds from sale of property, net	—	26,263
Net cash (used in) provided by investing activities	(15,029)	15,034

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior unsecured notes	—	(171,600)
Repayment of senior secured notes	—	(11,969)
Payment of debt issuance costs	—	(835)
Borrowings on debtor-in-possession secured term loan	75,000	—
Proceeds from issuance of common shares, net	—	145
Distributions to common shareholders	—	(698)
Net cash provided by (used in) financing activities	75,000	(184,957)

Increase (decrease) in cash, cash equivalents and restricted cash	7,029	(198,511)
Cash, cash equivalents and restricted cash at beginning of period	80,661	275,165
Cash, cash equivalents and restricted cash at end of period	$87,690	$76,654
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$52,900	$64,008
Income taxes refunded	$—	$28
Cash paid for reorganization costs, net	$43,389	$—

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$12,538	$14,606

NON-CASH FINANCING ACTIVITIES:
Extinguishment of unsecured senior notes in exchange for senior priority guaranteed unsecured notes	$—	$(6,537)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2026	2025
Cash and cash equivalents	$26,308	$63,745
Restricted cash (1)	61,382	12,909
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$87,690	$76,654
(1)Restricted cash consists of cash held for operations and amounts escrowed for professional fees, utility deposits, borrowings under the debtor-in-possession facility and amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our debt agreements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Office Properties Income Trust and its subsidiaries, or OPI, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Chapter 11 Bankruptcy Proceedings
On October 30, 2025, or the Petition Date, OPI and certain of its subsidiaries, or the Debtors, voluntarily commenced cases, or the Chapter 11 Cases, under chapter 11 of title 11, or Chapter 11, of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, or the Bankruptcy Court. In connection with the filing of the Chapter 11 Cases, OPI entered into a Restructuring Support Agreement, or the RSA, with certain holders of our 9.00% senior secured notes due September 2029, or the September 2029 Notes, to implement a court-supervised financial restructuring pursuant to the transactions contemplated in the RSA. In connection with the Chapter 11 Cases, certain holders of the September 2029 Notes provided OPI with a $125,000 debtor-in-possession financing, or the DIP Facility, which was approved by the Bankruptcy Court on a final basis on February 4, 2026. See Note 7 for more information regarding the DIP Facility.
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
The Plan generally contemplates, among other things, that the following transactions and creditor treatment will be implemented:
•Holders of the September 2029 Notes will convert their debt into (i) $300,000 in newly issued 10.000% senior secured notes due 2031, or the Secured Exit Notes, and (ii) up to $120,000 of Secured Exit Notes and $98,000 in newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan); or the Recovery Pool; certain

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
holders of the September 2029 Notes will be able to elect any combination of Secured Exit Notes and reorganized common equity up to their pro rata portion of the Recovery Pool, while the non-electing holders will receive their fixed pro rata portion of the Recovery Pool;
•Holders of our 3.25% Senior Secured Notes due 2027 will convert their debt into $385,000 in newly issued 8.375% senior secured notes due 2029, to be issued by a wholly owned subsidiary of OPI;
•Holders of our 8.00% senior priority guaranteed unsecured notes due 2030 will receive 100% of their claims in newly issued shares of the reorganized common equity (subject to dilution pursuant to the Plan);
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

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
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
Bankruptcy Accounting
Effective on the Petition Date, we applied Financial Accounting Standards Board Accounting Standards Codification Topic 852, Reorganizations, or ASC 852, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions directly associated with the reorganization reported separately as reorganization items, net in the condensed consolidated statement of comprehensive income (loss) and the condensed consolidated balance sheet must distinguish certain liabilities subject to compromise, or LSTC. See Note 2 for more information.
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

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 2. Chapter 11 Cases
Liabilities Subject to Compromise. As of March 31, 2026 and December 31, 2025, we reclassified certain LSTC in our condensed consolidated balance sheets. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court. The amounts are preliminary and may be subject to future adjustments depending on Bankruptcy Court actions, developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events. The following table presents LSTC as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
Debt	$1,519,069	$1,519,069
Accrued interest	42,230	42,230
Accounts payable and other liabilities	8,108	16,834
Total liabilities subject to compromise	$1,569,407	$1,578,133
The determination of how liabilities will ultimately be settled or treated cannot be made until the Plan becomes effective. Accordingly, we cannot determine the ultimate amount of such liabilities at this time.
Contractual interest. Effective as of the Petition Date, we ceased accruing interest expense on our unsecured debt instruments. As a result, we did not recognize $5,111 of aggregate contractual interest expense during the three months ended March 31, 2026 that would have otherwise been recorded under these instruments.
Reorganization items, net. Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts. The following table presents reorganization items, net during the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Professional fees	$57,829
Debt issuance costs	1,937
Interest income earned on debtor-in-possession borrowings	(234)
Total reorganization items, net	$59,532

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
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

	Three Months Ended March 31,
	2026	2025
Numerators:
Net loss	$(93,021)	$(45,867)
Income attributable to unvested participating securities	—	(6)
Net loss used in calculating earnings per common share	$(93,021)	$(45,873)

Denominators:
Weighted average common shares outstanding - basic and diluted	73,577	69,257

Net loss per common share - basic and diluted	$(1.26)	$(0.66)
Note 4. Real Estate Properties
As of March 31, 2026, our 122 wholly owned properties contained approximately 17,113,000 rentable square feet, with an undepreciated carrying value of $3,681,681. We also had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2026 and 2044. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended March 31, 2026, we entered into 13 leases for approximately 212,000 rentable square feet for a weighted (by rentable square feet) average lease term of 4.5 years, and we made commitments of $4,516 for leasing related costs. As of March 31, 2026, we had estimated unspent leasing related obligations of $54,390.
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
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Dispositions
We did not sell any properties during the three months ended March 31, 2026. As of May 18, 2026, we had one property in Reston, VA containing approximately 275,000 rentable square feet under agreement to sell for a sales price of $18,125, excluding closing costs. This pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the pricing will not change.
Unconsolidated Joint Venture
As of March 31, 2026, we owned an interest in one joint venture that owned two properties. We accounted for this investment under the equity method of accounting.
As of March 31, 2026 and December 31, 2025, our investment in our unconsolidated joint venture is as follows:

		OPI Carrying Value of Investment at
Joint Venture	OPI Ownership	March 31, 2026	December 31, 2025	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$17,075	$16,965	2	Fairfax, VA	346
As of March 31, 2026 and December 31, 2025, the mortgage debt of our unconsolidated joint venture is as follows:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at March 31, 2026 (2)	Principal Balance at December 31, 2025 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$48,877	$49,106
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
As of March 31, 2026, the unamortized basis difference of our joint venture of $638 was primarily attributable to the difference between the amount we paid to purchase our interest in the joint venture, including transaction costs, and the historical carrying value of the net assets of the joint venture. The difference is being amortized over the remaining useful life of the related property and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
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
We recorded rental income under our leases of $101,766 and $106,462 during the three months ended March 31, 2026 and 2025, respectively, including adjustments to increase rental income to record revenue on a straight line basis by $1,936 and $6,856 during the three months ended March 31, 2026 and 2025, respectively. Rents receivable included $153,461 and $151,525 of straight line rent receivables at March 31, 2026 and December 31, 2025, respectively.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $19,377 and $19,854 for the three months ended March 31, 2026 and 2025, respectively, of which tenant reimbursements totaled $18,567 and $19,092, respectively.
Note 6. Concentration
Tenant and Credit Concentration
As of March 31, 2026 and 2025, the U.S. government and certain state and other government tenants combined were responsible for approximately 26.1% and 25.1%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 17.5% and 16.8% of our annualized rental income as of March 31, 2026 and 2025, respectively. We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Geographic Concentration
As of March 31, 2026, our 122 wholly owned properties were located in 29 states and the District of Columbia. Properties located in Virginia, California, Georgia, Illinois and Texas were responsible for approximately 14.3%, 11.4%, 10.8%, 10.4% and 10.2% of our annualized rental income as of March 31, 2026, respectively.
Note 7. Indebtedness
Credit Agreement, Senior Notes and Mortgage Notes
Our principal debt obligations as of March 31, 2026 were: (1) $325,000 of outstanding borrowings under our $325,000 secured revolving credit facility; (2) $100,000 outstanding principal amount under our secured term loan; (3) $1,819,069 aggregate outstanding principal amount of senior notes; (4) $177,320 aggregate outstanding principal amount of mortgage notes; and (5) $86,913 outstanding principal amount under our secured debtor-in-possession term loan.
Our $325,000 secured revolving credit facility and $100,000 secured term loan are governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders. As collateral for all loans and other obligations under our credit agreement, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 19 properties that had a gross book value of real estate assets of $1,035,771 as of March 31, 2026. The maturity date of our credit agreement is January 29, 2027. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement was previously at a rate of the secured overnight financing rate plus a margin of 350 basis points through the Petition Date. Effective on the Petition Date, interest payable on borrowings under our credit agreement changed to a rate of the U.S. federal prime rate plus a margin of 250 basis points. Effective February 4, 2026, in accordance with an order entered by the Bankruptcy Court, the margin increased to 450 basis points pursuant to the default rate stipulated in our credit agreement. We are also required to pay an unused facility fee on the amount of total lending commitments of 25 basis points per annum based on amounts outstanding. As of March 31, 2026 and May 18, 2026, our $325,000 revolving credit facility was fully drawn and $100,000 was outstanding under our term loan. As of March 31, 2026, the annual interest rate payable on borrowings under our credit agreement was 11.3%. The weighted average annual interest rate for borrowings under our credit agreement for the three months ended March 31, 2026 and 2025 was 10.6% and 7.9%, respectively.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
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
As of March 31, 2026, seven of our properties with an aggregate gross book value of real estate assets of $305,938 were encumbered by mortgage notes, or our Mortgage Notes, with an aggregate principal amount of $177,320. Our Mortgage Notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants. The borrowers under our Mortgage Notes, or the Mortgage Note Borrowers, are certain of our subsidiaries that are not included in the Chapter 11 Cases. However, we provide certain guarantees under our Mortgage Notes, and as a result, the filing of the Chapter 11 Cases constituted an event of default under our Mortgage Notes and each Mortgage Note was transferred to special servicing. The Mortgage Note Borrowers continue to own, operate and lease the applicable collateral properties and remain current on their debt service obligations. As of May 18, 2026, two of the Mortgage Note Borrowers have entered into waiver agreements with their respective lenders. We remain in negotiation with the special servicers and lenders of our other Mortgage Notes regarding potential waiver agreements.
Our senior secured notes due 2027 require quarterly principal repayments of $6,500. We did not make any required principal payments during the three months ended March 31, 2026.
DIP Term Loan Credit Agreement
On November 5, 2025, the Bankruptcy Court entered an interim order allowing us to enter into a second debtor-in-possession term loan credit agreement, or the Initial DIP Credit Agreement. The Initial DIP Credit Agreement provided for a multiple draw secured debtor-in-possession term loan facility in an aggregate principal amount of up to $125,000. An initial borrowing of $10,000 was made following the entry of the interim order and our entry into the Initial DIP Credit Agreement on November 6, 2025.
On February 5, 2026, we entered into an amended and restated DIP term loan credit agreement, or the A&R DIP Credit Agreement pursuant to a final order entered by the Bankruptcy Court on February 4, 2026. The A&R DIP Credit Agreement provides for the DIP Facility, a multiple draw secured debtor-in-possession term loan facility in an aggregate principal amount of up to $125,000, of which: (a) we borrowed $10,000 on November 6, 2025 pursuant to an interim order entered by the Bankruptcy Court; (b) $75,000 was made available to us and drawn as follows: (i) we borrowed $64,300 on February 5, 2026, and (ii) we borrowed $10,700 on March 13, 2026; and (c) we borrowed $40,000, or the Tranche B Term Loan, on April 7, 2026. The DIP Facility had an original maturity date of May 4, 2026, with the option to extend under circumstances. In May 2026, the maturity date was extended to May 31, 2026. Borrowings under the DIP Facility may be repaid in reorganized common equity or cash, at the Debtors’ election. On April 5, 2026, the Debtors filed and notice of their intent to equitize the DIP Facility with the Bankruptcy Court.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
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
Note 8. Fair Value of Assets and Liabilities
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, amounts due from related persons, accounts payable, a revolving credit facility, a term loan, senior notes, mortgage notes payable, a debtor-in-possession secured term loan, amounts due to related persons, other accrued expenses and security deposits. At March 31, 2026 and December 31, 2025, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of March 31, 2026		As of December 31, 2025
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 2.650% interest rate, due in 2026	$133,929	$8,538	$133,929	$13,393
Senior unsecured notes, 2.400% interest rate, due in 2027	78,306	3,810	78,306	7,831
Senior secured notes, 3.250% interest rate, due in 2027	417,994	369,887	417,994	336,485
Senior secured notes, 9.000% interest rate, due in March 2029	282,799	301,500	281,366	306,444
Senior secured notes, 9.000% interest rate, due in September 2029	609,999	488,939	609,999	530,699
Senior priority guaranteed unsecured notes, 8.000% interest rate, due in 2030	14,439	4,503	14,439	4,918
Senior unsecured notes, 3.450% interest rate, due in 2031	102,402	7,168	102,402	10,240
Senior unsecured notes, 6.375% interest rate, due in 2050	162,000	1,685	162,000	12,312
Mortgage notes payable	174,073	180,359	173,840	182,223
Total	$1,975,941	$1,366,389	$1,974,275	$1,404,545
(1)Includes net unamortized debt premiums, discounts and issuance costs totaling $20,449 and $22,115 as of March 31, 2026 and December 31, 2025, respectively.

We estimated the fair values of our senior notes (except for our senior priority guaranteed unsecured notes due 2030 and senior unsecured notes due 2050) using an average of the bid and ask price of the notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair value of our senior unsecured notes due 2050 based on the closing price on the OTC Pink Market, (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our senior unsecured notes due 2030 and our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values. The fair values presented are estimates and may not represent what investors may expect to receive as a result of the Chapter 11 Cases.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
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
For the three months ended March 31, 2026 and 2025, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

	Financial Statement	Three Months Ended March 31,
	Line Item	2026	2025
Pursuant to business management agreement:
Business management fees (1)	General and administrative expenses	$3,023	$3,115

Pursuant to property management agreement:
Property management fees (2)	Other operating expenses	$2,961	$2,874
Construction supervision fees	Buildings and improvements (3)	124	307
		$3,085	$3,181
Expense reimbursement:
Property level expenses	Other operating expenses	$5,196	$5,488
Other reimbursed expenses	General and administrative expenses	44	50
		$5,240	$5,538
(1)The net business management fees we recognized for the three months ended March 31, 2026 and 2025 each reflect a reduction of $151 for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)The net property management fees we recognized for the three months ended March 31, 2026 and 2025 each reflect a reduction of $121 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
(3)Amounts capitalized as buildings and improvements are depreciated over the estimated useful lives of the related assets.
Based on our common share total return, as defined in our business management agreement, as of March 31, 2026, no estimated incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2026. The actual amount of annual incentive fees for 2026, if any, will be based on our common share total return for the three year period ending December 31, 2026, and will be payable in January 2027. We did not incur an incentive fee payable to RMR for the year ended December 31, 2025. See Note 1 for further information regarding our agreements with RMR as it relates to the Plan.

Management Agreement Between Our Joint Venture and RMR. RMR provides management services to our unconsolidated joint venture. We are not obligated to pay management fees to RMR under our management agreement with RMR for the services it provides regarding the joint venture. The joint venture pays management fees directly to RMR.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Yael Duffy, our other Managing Trustee and our President and Chief Executive Officer, is also an executive vice president of RMR Inc. and an officer and employee of RMR. Each of our other officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Other officers of RMR, including Ms. Duffy, serve as managing trustees or officers of certain of these public companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. RMR also provides management services to our unconsolidated joint venture. See Note 10 for more information regarding our and our unconsolidated joint venture’s management agreement with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $180 and $201 for the three months ended March 31, 2026 and 2025, respectively.
Sonesta. Sonesta International Hotels Corporation, or Sonesta, operates a 246,000 square foot hotel within a mixed-use property in Washington D.C. under a management agreement that expires on December 31, 2040, and includes two 10-year renewal options. The Sonesta Management Agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotel, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta Management Agreement further provides that we are paid an additional return of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding furniture, fixtures and equipment, or FF&E, reserves and paying Sonesta’s incentive fee, if applicable. The stated annual owner’s priority return is $7,500 and increases by 8.0% of our out-of-pocket capital expenditures and will increase annually to 102% of our prior year’s annual owner’s priority return. We recognized $7,102 and $7,153 of hotel operating revenues for the three months ended March 31, 2026 and 2025, respectively, which is included in rental income in our condensed consolidated statements of comprehensive income (loss). We realized returns under the Sonesta Management Agreement of $815 and $910 during the three months ended March 31, 2026 and 2025, respectively. We are responsible for any capital expenditures in excess of available funds in the FF&E reserve. Our annual priority return under the Sonesta Management Agreement as of March 31, 2026 was $7,637. The Sonesta Management Agreement requires that 1.0% of gross revenues for 2025, 3.0% of gross revenues for 2026 and 4.0% of gross revenues for each calendar year thereafter be escrowed for future capital expenditures as FF&E reserves. FF&E escrow deposits of $213 and $81 were required during the three months ended March 31, 2026 and 2025, respectively. Sonesta owed us $685 and $231 in returns under the Sonesta Management Agreement as of March 31, 2026 and December 31, 2025, respectively. Amounts due from Sonesta are included in due from related persons in our condensed consolidated balance sheets.
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
We incurred management, brand promotion and loyalty fees of $446 and $361 for the three months ended March 31, 2026 and 2025, respectively. These fees and costs are included in other operating expenses in our condensed consolidated statements of comprehensive income (loss). We are required to maintain working capital under the Sonesta Management Agreement and advanced $548 of working capital in 2025 to meet the cash needs for hotel operations.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
We are amortizing a straight line rent receivable through July 2053, the original expiration date of a prior lease for the hotel with Sonesta, as an increase to other operating expenses in our condensed consolidated statements of comprehensive income (loss). We recognized $108 of amortization expense during each of the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the remaining unamortized balance of this receivable was $11,803 and $11,911, respectively.
Mr. Portnoy is a director and controlling shareholder of Sonesta. Another officer and employee of RMR is co-president and co-chief executive officer of Sonesta.
For more information about these and other such relationships and certain other related person transactions, refer to our 2025 Annual Report.
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
Note 12. Condensed Combined Debtor-in-Possession Financial Information
The financial statements below represent the unaudited condensed combined financial statements of the Debtors. As of and for the three months ended March 31, 2026, the results of OPI’s subsidiaries that are not included in the Chapter 11 Cases, or the Non-Filing Entities, are not included in these condensed combined financial statements. Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors' financial statements.

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Debtors’ Condensed Combined Balance Sheet

March 31, 2026
ASSETS
Real estate properties:
Land	$675,765
Buildings and improvements	2,774,589
Total real estate properties, gross	3,450,354
Accumulated depreciation	(696,611)
Total real estate properties, net	2,753,743
Acquired real estate leases, net	113,317
Cash and cash equivalents	25,833
Restricted cash	52,231
Rents receivable	153,667
Due from related persons	685
Intercompany due from non-debtor entities	153,198
Deferred leasing costs, net	87,430
Other assets, net	329,388
Total assets	$3,669,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured debt, net	$794,040
Accounts payable and other liabilities	124,917
Due to related persons	6,008
Intercompany due to non-debtor entities	433,577
Assumed real estate lease obligations, net	7,706
Liabilities subject to compromise	1,569,407
Total liabilities	2,935,655

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest	739
Additional paid in capital	2,658,636
Cumulative net loss	(455,622)
Cumulative common distributions	(1,469,916)
Total shareholders’ equity	733,837
Total liabilities and shareholders’ equity	$3,669,492

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Debtors’ Condensed Combined Statement of Operations

Three Months Ended March 31, 2026

Rental income	$100,440

Expenses:
Real estate taxes	12,509
Utility expenses	8,732
Other operating expenses	28,560
Depreciation and amortization	41,238
General and administrative	4,022
Total expenses	95,061

Interest and other income	431
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,291)	(38,522)
Reorganization items, net	(59,532)
Income before income tax expense	(92,244)
Income tax benefit	146
Net loss	$(92,098)

OFFICE PROPERTIES INCOME TRUST
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Debtors’ Condensed Combined Statement of Cash Flows

Three Months Ended March 31, 2026
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,787
Net amortization of debt premiums, discounts and issuance costs	2,291
Amortization of acquired real estate leases and assumed real estate lease obligations, net	7,617
Amortization of deferred leasing costs	3,706
Non-cash reorganization items	1,687
Straight line rental income	(1,809)
Other non-cash expenses, net	2
Change in assets and liabilities:
Rents receivable	(4,738)
Due from related persons	(454)
Deferred leasing costs	(933)
Other assets	504
Accounts payable and other liabilities	(1,306)
Due to related persons	(615)
Net cash used in operating activities	(55,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(14,468)
Net cash used in investing activities	(14,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on debtor-in-possession secured term loan	75,000
Net cash provided by financing activities	75,000

Increase in cash, cash equivalents and restricted cash	5,173
Cash, cash equivalents and restricted cash at beginning of period	72,891
Cash, cash equivalents and restricted cash at end of period	$78,064

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2025 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a REIT organized under Maryland law. As of March 31, 2026, our wholly owned properties were comprised of 122 properties and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. As of March 31, 2026, our properties are located in 29 states and the District of Columbia and contain approximately 17,113,000 rentable square feet. As of March 31, 2026, our properties were leased to 209 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.4 years. The U.S. government is our largest tenant, representing approximately 17.5% of our annualized rental income as of March 31, 2026. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of March 31, 2026, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Leases representing approximately $22,248, or 5.7%, of our annualized rental income, are scheduled to expire on or before March 31, 2027 and we may be unable to renew leases or find replacement tenants. Certain shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as ongoing market and economic conditions, including government spending and budget priorities, continue to impact the office sector and our portfolio. The demand for office space continues to face headwinds, including in markets where we have a concentration of properties, such as Washington, D.C., and declining rents and increasing costs to relet space when tenants can be identified continue to impact the market. The duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Higher interest rates, inflationary pressures, changes in government policies including the potential reduction of U.S. federal office leases and potential impacts from tariffs, geopolitical events or an economic recession, continue to cause disruptions in financial markets could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. In addition, prospective tenants may delay their decision to lease space due to current economic conditions. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing at our properties.
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
For more information about the risks relating to these dynamics and conditions and their impacts on us and our business, see Part I, Item IA, “Risk Factors”, of our 2025 Annual Report.
Nasdaq Delisting
On September 25, 2025, Nasdaq notified us that our common shares were subject to delisting. We did not appeal Nasdaq’s determination, and our common shares were delisted from Nasdaq effective October 6, 2025.
Property Operations
Unless otherwise noted, the data presented in this section excludes two properties owned by an unconsolidated joint venture in which we owned a 51% interest and the hotel component of a mixed-use property in Washington, D.C. For more information regarding our unconsolidated joint venture and our mixed-use property in Washington, D.C., see Notes 4 and 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Occupancy data for our properties as of March 31, 2026 and 2025 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	March 31,		March 31,
	2026	2025	2026	2025
Total properties	122	125	117	117
Total rentable square feet (3)	17,113	17,274	16,350	16,355
Percent leased (4)	78.2%	81.3%	81.3%	85.4%
(1)Based on properties we owned on March 31, 2026 and 2025, respectively.
(2)Based on properties we owned continuously since January 1, 2025; excludes five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.
The average effective rental rate per square foot for our properties for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Average effective rental rate per square foot (1):
All properties (2)	$32.68	$31.14
Comparable properties (3)	$30.13	$29.62
(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on March 31, 2026 and 2025, respectively.
(3)Based on properties we owned continuously since January 1, 2025; excludes five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest as of March 31, 2026.

During the three months ended March 31, 2026, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended March 31, 2026
	Leased	Available for Lease	Total
Beginning of period	13,390	3,723	17,113
Changes resulting from:
Lease expirations	(227)	227	—
Lease renewals (1)	177	(177)	—
New leases (1)	35	(35)	—
End of period	13,375	3,738	17,113
(1)Based on leases entered during the three months ended March 31, 2026.
During the three months ended March 31, 2026, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Three Months Ended March 31, 2026
	New Leases	Renewals	Total
Rentable square feet leased	35	177	212
Weighted average rental rate change (by rentable square feet)	12.1%	8.8%	9.3%
Tenant leasing costs and concession commitments (1)	$513	$4,003	$4,516
Tenant leasing costs and concession commitments per rentable square foot (1)	$14.73	$22.67	$21.36
Weighted (by square feet) average lease term (years)	1.6	5.1	4.5
Total leasing costs and concession commitments per rentable square foot per year (1)	$9.24	$4.48	$4.76
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the three months ended March 31, 2026, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three months ended March 31, 2026, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended March 31, 2026
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$27.30	$22.73	39
Lease renewals	$29.13	$28.68	118
Total leasing activity	$28.68	$27.21	157
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.

During the three months ended March 31, 2026 and 2025, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended March 31,
	2026	2025
Lease related costs (1)	$8,458	$10,727
Building improvements (2)	2,350	3,011
Recurring capital expenditures	10,808	13,738
Development, redevelopment and other activities (3)	109	83
Total capital expenditures	$10,917	$13,821
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
As of March 31, 2026, we had estimated unspent leasing related obligations of $54,390, of which we expect to spend $35,186 over the next 12 months.
As of March 31, 2026, we had leases at our properties totaling approximately 801,000 rentable square feet that were scheduled to expire on or before March 31, 2027. As of May 18, 2026, we expect tenants with leases totaling approximately 196,000 rentable square feet that are scheduled to expire on or before March 31, 2027, excluding space that has been re-leased and space for which we are in advanced negotiations to re-lease, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. We continue to proactively engage with our existing tenants and are focused on overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations, early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew leases with current tenants or attract new tenants to our properties.

As of March 31, 2026, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2026	33	369	2.8%	2.8%	$12,202	3.1%	3.1%
2027	35	1,818	13.6%	16.4%	48,454	12.5%	15.6%
2028	18	512	3.8%	20.2%	27,103	7.0%	22.6%
2029	39	1,091	8.2%	28.4%	33,068	8.5%	31.1%
2030	31	1,060	7.9%	36.3%	32,126	8.3%	39.4%
2031	29	1,629	12.2%	48.5%	38,670	10.0%	49.4%
2032	16	605	4.5%	53.0%	18,546	4.8%	54.2%
2033	15	1,258	9.4%	62.4%	24,775	6.4%	60.6%
2034	12	1,789	13.4%	75.8%	48,971	12.6%	73.2%
2035 and thereafter	34	3,244	24.2%	100.0%	104,383	26.8%	100.0%
Total	262	13,375	100.0%		$388,298	100.0%

Weighted average remaining lease term (in years)		6.4			6.4
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of March 31, 2026, tenants occupying approximately 2.2% of our rentable square feet and responsible for approximately 2.8% of our annualized rental income as of March 31, 2026 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036 and 2037, early termination rights become exercisable by other tenants who occupied an additional approximately 0.5%, 1.5%, 5.3%, 3.2%, 2.4%, 0.7%, 4.3%, 0.3%, 1.1%, 0.2% and 0.2%, of our rentable square feet, respectively, and contributed an additional approximately 0.9%, 2.2%, 6.4%, 3.1%, 3.0%, 0.8%, 5.6%, 0.9%, 1.6%, 0.4% and 0.3% of our annualized rental income, respectively, as of March 31, 2026. In addition, as of March 31, 2026, pursuant to leases with six of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These six tenants occupied approximately 4.5% of our rentable square feet and contributed approximately 4.9% of our annualized rental income as of March 31, 2026.
(2)Leased square feet is pursuant to leases existing as of March 31, 2026, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.

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
As of March 31, 2026, we derived 23.2% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession could reduce demand from tenants at our properties, reduce rents that our tenants are willing to pay when our leases expire or increase lease concessions for new leases and renewals. Additionally, although the current administration has issued so called return to work mandates, there has been a decrease in demand for leased office space by the U.S. government, including in the metropolitan Washington, D.C. market area, which could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of March 31, 2026, tenants contributing 59.6% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 0.5% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of March 31, 2026, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	2,415	18.1%	$67,840	17.5%
2	Alphabet Inc. (Google)	Investment Grade	386	2.9%	21,753	5.6%
3	IG Investments Holdings LLC	Not Rated	337	2.5%	18,659	4.8%
4	Bank of America Corporation	Investment Grade	577	4.3%	17,076	4.4%
5	Shook, Hardy & Bacon L.L.P.	Not Rated	412	3.1%	13,638	3.5%
6	Northrop Grumman Corporation	Investment Grade	337	2.5%	10,706	2.8%
7	State of California	Investment Grade	367	2.7%	10,330	2.7%
8	State of Georgia	Investment Grade	308	2.3%	8,135	2.1%
9	Sonoma Biotherapeutics, Inc.	Not Rated	84	0.6%	7,492	1.9%
10	Genesys Cloud Services Holdings I, LLC	Non Investment Grade	275	2.1%	6,297	1.6%
11	Automatic Data Processing, Inc.	Investment Grade	289	2.2%	6,285	1.6%
12	Compass Group plc	Investment Grade	267	2.0%	6,122	1.6%
13	Church & Dwight Co., Inc.	Investment Grade	250	1.9%	6,055	1.6%
14	Leidos Holdings Inc.	Investment Grade	159	1.2%	5,823	1.5%
15	AT&T Inc.	Investment Grade	425	3.2%	5,751	1.5%
16	Primerica, Inc.	Investment Grade	344	2.6%	5,730	1.5%
17	Science Applications International Corp	Non Investment Grade	159	1.2%	5,118	1.3%
18	Rocky Mountain University of Health Professions, Inc.	Not Rated	170	1.3%	4,523	1.2%
19	CommScope Holding Company Inc.	Non Investment Grade	96	0.7%	4,507	1.2%
20	Hartford Financial Services Group Inc	Investment Grade	143	1.1%	4,424	1.1%
21	Berkshire Hathaway Inc.	Investment Grade	134	1.0%	4,255	1.1%
22	BAE Systems plc	Investment Grade	139	1.0%	3,920	1.0%
	Total		8,073	60.5%	$244,439	63.1%
Segment Information
We operate in one business segment: ownership and leasing of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

	Comparable Properties (1) Results Three Months Ended March 31,				Non-Comparable Properties Results Three Months Ended March 31,		Consolidated Results Three Months Ended March 31,
	2026	2025	$ Change	% Change	2026	2025	2026	2025	$ Change	% Change
Rental income	$99,742	$103,899	$(4,157)	(4.0%)	$9,126	$9,716	$108,868	$113,615	$(4,747)	(4.2%)
Operating expenses:
Real estate taxes	12,332	12,406	(74)	(0.6%)	762	1,052	13,094	13,458	(364)	(2.7%)
Utility expenses	8,822	7,091	1,731	24.4%	257	476	9,079	7,567	1,512	20.0%
Other operating expenses	23,190	23,920	(730)	(3.1%)	7,092	7,285	30,282	31,205	(923)	(3.0%)
Total operating expenses	44,344	43,417	927	2.1%	8,111	8,813	52,455	52,230	225	0.4%
Net operating income (loss) (2)	$55,398	$60,482	$(5,084)	(8.4%)	$1,015	$903	56,413	61,385	(4,972)	(8.1%)

Other expenses:
Depreciation and amortization							44,083	43,733	350	0.8%
Transaction related costs							—	876	(876)	(100.0%)
General and administrative							4,299	5,058	(759)	(15.0%)
Total other expenses							48,382	49,667	(1,285)	(2.6%)

Loss on sale of real estate							—	(4,737)	4,737	(100.0%)
Interest and other income							431	1,162	(731)	(62.9%)
Interest expense							(42,207)	(53,378)	11,171	(20.9%)
Net loss on early extinguishment of debt							—	(243)	243	(100.0%)
Reorganization items, net							(59,532)	—	(59,532)	n/m
Loss before income tax benefit (expense) and equity in net earnings (losses) of investees							(93,277)	(45,478)	(47,799)	105.1%
Income tax benefit (expense)							146	(137)	283	n/m
Equity in net earnings (losses) of investees							110	(252)	362	(143.7%)
Net loss							$(93,021)	$(45,867)	$(47,154)	102.8%

Weighted average common shares outstanding (basic and diluted)							73,577	69,257	4,320	6.2%

Per common share amounts (basic and diluted):
Net loss							$(1.26)	$(0.66)	$(0.60)	90.9%

n/m - not meaningful

(1)Comparable properties consists of 117 properties we owned on March 31, 2026 and which we owned continuously since January 1, 2025 and excludes five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
(2)Our definition of net operating income, or NOI, and our reconciliation of Net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Rental income. Rental income decreased $4,157 for comparable properties as a result of increased vacancies and lower rents from lease renewals at certain of our properties in the 2026 period and $590 related to our property disposition activities. Rental income includes non-cash straight line rent adjustments totaling $1,936 in the 2026 period and $6,856 in the 2025 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $140 in the 2026 period and $123 in the 2025 period.

Real estate taxes. Real estate taxes decreased $249 related to our property disposition activities, $74 for comparable properties and $41 for properties affected by significant redevelopment activities.
Utility expenses. Utility expenses increased $1,731 for comparable properties due to higher electricity usage and rates in the 2026 period, partially offset by decreases of $144 for properties affected by significant redevelopment activities and $75 related to our property disposition activities.
Other operating expenses. Other operating expenses decreased $730 for comparable properties due to lower repairs and maintenance costs in the 2026 period and $298 related to our property disposition activities, partially offset by an increase of $105 related to properties affected by significant redevelopment activities.
Depreciation and amortization. Depreciation and amortization increased $424 for comparable properties and $110 for properties affected by significant redevelopment activities related to improvements made at certain of our properties since January 1, 2025, partially offset by a decrease of $184 related to our property disposition activities.
Transaction related costs. Transaction related costs in the 2025 period consist of costs related to our evaluation of potential financing transactions.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization, lower public company costs during the pendency of the Chapter 11 Cases and a decrease in share-based compensation in the 2026 period compared to the 2025 period.
Loss on sale of real estate. We recorded a $4,737 loss on sale of real estate resulting from the sale of one property in the 2025 period.
Interest and other income. The decrease in interest and other income is primarily due to lower cash balances invested and the effect of lower interest rates earned on cash balances invested in the 2026 period compared to the 2025 period.
Interest expense. The decrease in interest expense is primarily due to our adoption of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 852, Reorganizations, or ASC 852, as a result of the Chapter 11 Cases, pursuant to which we ceased recognition of interest expense on our senior unsecured notes and wrote-off unamortized discounts and issuance costs related to liabilities subject to compromise, or LSTC, as of the Petition Date, resulting in lower amortization expense in the 2026 period. For more information regarding our adoption of ASC 852 and the Chapter 11 Cases, see Notes 1 and 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net loss on early extinguishment of debt. We recorded a net loss on early extinguishment of debt of $243 in the 2025 period related to a senior note exchange and the write off of unamortized discounts and issuance costs related to the partial redemption of our senior secured notes due 2027.
Reorganization Items, net. Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts. For more information regarding reorganization items, net and the Chapter 11 Cases, see Notes 1 and 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax benefit (expense). Income tax benefit (expense) is primarily the result of operating income earned in jurisdictions where we are subject to state income taxes and can fluctuate based on the timing of our income, including as a result of gains or losses on the sale of real estate or the repayment of debt.
Equity in net earnings (losses) of investees. Equity in net earnings (losses) of investees represents our proportionate share of earnings (losses) from our investment in our unconsolidated joint venture.
Net loss. Net loss and net loss per basic and diluted common share changed in the 2026 period compared to the 2025 period primarily as a result of the changes noted above.

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
The following table presents the reconciliation of net loss to NOI for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net loss	$(93,021)	$(45,867)
Equity in net earnings (losses) of investees	(110)	252
Income tax (benefit) expense	(146)	137
Loss before income tax (benefit) expense and equity in net earnings (losses) of investees	(93,277)	(45,478)
Reorganization items, net	59,532	—
Net loss on early extinguishment of debt	—	243
Interest expense	42,207	53,378
Interest and other income	(431)	(1,162)
Loss on sale of real estate	—	4,737
General and administrative	4,299	5,058
Transaction related costs	—	876
Depreciation and amortization	44,083	43,733
NOI	$56,413	$61,385

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
The following table presents the reconciliation of net income (loss) to FFO and Normalized FFO for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net loss	$(93,021)	$(45,867)
Add (less): Depreciation and amortization:
Consolidated properties	44,083	43,733
Unconsolidated joint venture properties	582	628
Loss on sale of real estate	—	4,737
FFO	(48,356)	3,231
Add (less): Reorganization items, net	59,532	—
Default interest incurred related to Chapter 11 Cases	3,292	—
Transaction related costs	—	876
Net loss on early extinguishment of debt	—	243
Normalized FFO	$14,468	$4,350

Weighted average common shares outstanding (basic and diluted)	73,577	69,257

Per common share amounts (basic and diluted):
Net loss	$(1.26)	$(0.66)
FFO	$(0.66)	$0.05
Normalized FFO	$0.20	$0.06
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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2026	2025
Cash, cash equivalents and restricted cash at beginning of period	$80,661	$275,165
Net cash provided by (used in):
Operating activities	(52,942)	(28,588)
Investing activities	(15,029)	15,034
Financing activities	75,000	(184,957)
Cash, cash equivalents and restricted cash at end of period	$87,690	$76,654
The increase in cash used in operating activities in the 2026 period was primarily due to professional fees paid in connection with the Chapter 11 Cases and decreased NOI related to reductions in occupied space at certain of our properties in the 2026 period. The change from cash provided by investing activities in the 2025 period to cash used in investing activities in the 2026 period was primarily due to lower proceeds from property sales and increased capital expenditures in the 2026 period. The change from cash used in financing activities in the 2025 period to cash provided by financing activities in the 2026 period was primarily due to the repayment of our senior unsecured notes due 2025 in the 2025 period and borrowings under our DIP Facility in the 2026 period.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to meet cash needs to pay operating or capital expenses during the pendency of the Chapter 11 Cases, we have relied on borrowings under our secured $125,000 DIP Facility. We have made the following borrowings under the DIP Facility: (a) we borrowed $10,000 on November 6, 2025 pursuant to an interim order entered by the Bankruptcy Court; (b) $75,000 was made available to us and drawn as follows: (i) we borrowed $64,300 on February 5, 2026, and (ii) we borrowed $10,700 on March 13, 2026; and (c) we borrowed $40,000, or the Tranche B Term Loan, on April 7, 2026. Borrowings under the DIP Facility bear interest, payable in cash, at a rate of 12.00% per annum. The DIP Facility had an original maturity date of May 4, 2026, with the option to extend under certain circumstances. In May 2026, the maturity date was extended to May 31, 2026. Borrowings under the DIP Facility may be repaid in reorganized common equity or cash, at the Debtors’ election. On April 5, 2026, the Debtors filed a notice of their intent to equitize the DIP Facility with the Bankruptcy Court. Fees and expenses under the DIP Facility include: (a) an upfront fee equal to (i) cash at 2.25% of the lenders’ commitments or (ii) common equity of the reorganized OPI in an aggregate amount equal to 3.60% of the commitments, which fee was earned upon the initial funding of each loan under the DIP Facility and is payable in kind; (b) an anchor capital commitment fee of 10.00% of the lenders’ commitments under the DIP Facility payable to certain backstop parties, which was earned upon the initial funding of the DIP Facility, and may be paid, at our election, in cash or common equity of the reorganized company; and (c) an exit fee of 4.50% of the aggregate borrowings under the DIP Facility, which is due and payable upon the repayment of any loan under the DIP Facility, at our election, in cash or common equity of the reorganized company. In the event of a voluntary prepayment, we are required to pay, for the ratable account of each lender, in cash a prepayment premium equal to 1.0% multiplied by the sum of the principal amount of the borrowings that are being repaid at such time. A commitment fee is also due for the ratable account of each Tranche B Term Loan lender, in an aggregate amount equal to 0.75% per annum times the actual daily amount of the aggregate undrawn Tranche B Term Loan commitments. As of March 31, 2026 and May 18, 2026, the outstanding principal balance under our DIP Facility was $86,913 and $127,813, respectively, including fees payable in kind.
Historically, in order to meet cash needs to pay operating or capital expenses and make distributions, we have maintained a revolving credit facility under our credit agreement. Our obligations under our credit agreement are secured by a pledge by certain of our subsidiaries of all of their respective equity interests in certain of our direct and indirect property owning subsidiaries and first mortgage liens on 19 properties owned by the pledged subsidiaries with a gross book value of real estate assets of $1,035,771 as of March 31, 2026. The maturity date of our credit agreement is January 29, 2027. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement was at a rate of the secured overnight financing rate plus a margin of 350 basis points through the Petition Date. Effective on the Petition Date, interest payable on borrowings under our credit agreement changed to a rate of the U.S. federal prime rate plus a margin of 250 basis points. Effective February 4, 2026, in accordance with an order entered by the Bankruptcy Court, the margin increased to 450 basis points pursuant to the default rate stipulated in our credit agreement. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at March 31, 2026. As of March 31, 2026, the annual interest rate payable on borrowings under our credit agreement was 11.3%. As of March 31, 2026, and May 18, 2026, our $325,000 revolving credit facility was fully drawn and $100,000 was outstanding under our term loan.
Our senior secured notes due 2027 require quarterly principal repayments of $6,500 and an additional $117,502 principal repayment in March 2026. As of March 31, 2026, we have made $19,500 of scheduled quarterly principal repayments on these notes in 2025. We ceased scheduled quarterly principal payments and did not make the additional March 2026 principal repayment following the commencement of the Chapter 11 Cases.
As of March 31, 2026, our debt maturities (other than our revolving credit facility), consisting of senior notes, our DIP Facility, a term loan and mortgage notes, were as follows:

Year	Debt Maturities
2026	$220,842
2027	596,300
2028	123,487
2029	910,278
2030	14,739
2031 and thereafter	317,656
Total	$2,183,302
None of our unsecured debt obligations require sinking fund payments prior to their respective maturity dates. Our mortgage notes currently require monthly payments of interest only; however, certain of our mortgage notes will require payments of principal and interest after a specified date through maturity.

In addition to our debt obligations, as of March 31, 2026, we had estimated unspent leasing related obligations of $54,390, of which we expect to spend $35,186 over the next 12 months.
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
We owned a 51% interest in an unconsolidated joint venture which owned two properties at March 31, 2026. As of March 31, 2026, the properties owned by this joint venture were encumbered by $48,877 principal amount of mortgage indebtedness, none of which is recourse to us. As of March 31, 2026, we did not control the activities that are most significant to this joint venture and, as a result, we accounted for our investment in this joint venture under the equity method of accounting. The filing of the Chapter 11 Cases constituted an event of default under the mortgage note secured by the properties owned by this joint venture. This joint venture remains current on debt service under this mortgage note and continues to own, operate and lease the collateral properties. For more information on the financial condition and results of operations of this joint venture, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than this joint venture, as of March 31, 2026, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations as of March 31, 2026 consisted of (i) $325,000 of borrowings outstanding under our revolving credit facility, (ii) $100,000 outstanding principal amount under our secured term loan, (iii) an outstanding principal balance of $1,819,069 of senior notes, (iv) $86,913 outstanding under our DIP Facility and (v) mortgage notes with an outstanding principal balance of $177,320. Also, the two properties owned by the joint venture in which we own a 51% interest secure an additional mortgage note. Our senior notes are governed by indentures and their supplements. Our credit agreement, senior notes indentures and their supplements and the amended and restated debtor-in-possession term loan credit agreement governing our DIP Facility, or the DIP Credit Agreement, provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement, senior notes indentures and their supplements and the DIP Credit Agreement also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the level of $0.01 per common share per quarter. The filing of the Chapter 11 Cases constituted an event of default under our credit agreement and senior notes indentures which accelerated amounts due under the applicable agreements. Efforts to enforce financial obligations under the applicable agreements are stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 10 and 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2025 Annual Report and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in Part I, Item 1A of our 2025 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our 2025 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2025.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
These risks, uncertainties and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained in our filings with the SEC, including under the caption “Risk Factors” in the 2025 Annual Report and our other periodic reports, or incorporated herein or therein, identifies important factors that could cause differences from the forward-looking statements in this Quarterly Report on Form 10-Q. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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

Part II. Other Information
Item 1. Legal Proceedings
There have been no material changes to the legal proceedings from those previously disclosed in our 2025 Annual Report.
Item 1A. Risk Factors
There have been no material changes to the risk factors from those previously disclosed in our 2025 Annual Report.
Item 3. Defaults Upon Senior Securities
See the information presented in Notes 1 and 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of defaults under our senior secured notes, our senior unsecured notes and our credit agreement as a result of the Chapter 11 Cases.
Item 6. Exhibits

Exhibit Number	Description
2.1
Order Confirming Fourth Amended Joint Chapter 11 Plan of Reorganization of the Company and Its Debtor Affiliates. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 28, 2026.)

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

10.1
Amended and Restated Secured Debtor-in-Possession Term Loan Credit Agreement, dated as of February 5, 2026, by and among the Company, the lenders from time to time party thereto and Acquiom Agency Services LLC, as administrative agent and collateral agent. (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 6, 2026.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Fourth Amended Joint Chapter 11 Plan of Reorganization of the Company and Its Debtor Affiliates. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 28, 2026.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

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