Form 10-Q
period 2026-06-30
OFFICE PROPERTIES INCOME TRUST
filed 2026-08-06
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 4, 2026: 21,953,577.

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

June 30, 2026

References in this Quarterly Report on Form 10-Q to OPI, we, us or our include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise. References to “the Predecessor” relate to OPI’s financial position and results of operations up to and including the date of its emergence from the Chapter 11 Cases (as defined herein), and references to “the Successor” relate to OPI’s financial position and results of operations after the date of its emergence from the Chapter 11 Cases.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	Successor	Predecessor
	June 30, 2026	December 31, 2025
ASSETS
Real estate properties:
Land	$607,033	$706,623
Buildings and improvements	500,182	2,970,072
Total real estate properties, gross	1,107,215	3,676,695
Accumulated depreciation	(746)	(729,543)
Total real estate properties, net	1,106,469	2,947,152
Assets of properties held for sale	294,960	—
Investment in unconsolidated joint venture	12,856	16,965
Acquired real estate leases, net	826,305	150,254
Cash and cash equivalents	50,751	29,486
Restricted cash	54,038	51,175
Rents receivable	17,147	164,114
Due from related persons	407	231
Deferred leasing costs, net	2,688	98,268
Other assets, net	8,909	30,951
Total assets	$2,374,530	$3,488,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured debt, net	$1,683,556	$889,557
Liabilities of properties held for sale	10,261	—
Accounts payable and other liabilities	132,098	126,856
Due to related persons	4,751	4,689
Assumed real estate lease obligations, net	32,409	8,374
Total liabilities not subject to compromise	1,863,075	1,029,476
Liabilities subject to compromise	—	1,578,133
Total liabilities	1,863,075	2,607,609

Commitments and contingencies

Shareholders’ equity:
Successor common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized, 21,953,577 shares issued and outstanding in 2026	220	—
Predecessor common shares of beneficial interest, $.01 par value: 250,000,000 shares authorized, 73,941,128 shares issued and outstanding in 2025	—	739
Additional paid in capital	514,322	2,658,471
Cumulative net loss	(3,087)	(308,307)
Cumulative common distributions	—	(1,469,916)
Total shareholders’ equity	511,455	880,987
Total liabilities and shareholders’ equity	$2,374,530	$3,488,596
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Three Months Ended June 30, 2025

Rental income	$18,359	$98,473	$114,499

Expenses:
Real estate taxes	2,045	10,736	12,111
Utility expenses	1,081	4,664	5,683
Other operating expenses	4,019	26,303	31,237
Depreciation and amortization	8,094	54,436	43,838
Loss on impairment of real estate	—	—	2,426
Transaction related costs	—	—	3,940
General and administrative	1,263	4,213	4,816
Total expenses	16,502	100,352	104,051

Gain on sale of real estate	—	—	159
Fair value adjustment of warrants	1,491	—	—
Interest and other income	949	368	788
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $236, $2,130 and $11,364, respectively)	(6,544)	(42,341)	(52,507)
Net gain on early extinguishment of debt	—	—	148
Reorganization items, net	(894)	(745,342)	—
Loss before income tax expense and equity in net earnings (losses) of investees	(3,141)	(789,194)	(40,964)
Income tax expense	(38)	(207)	(94)
Equity in net earnings (losses) of investees	92	382	(128)
Net loss	$(3,087)	$(789,019)	$(41,186)

Weighted average common shares outstanding (basic and diluted)	21,954	72,916	71,282

Per common share amounts (basic and diluted):
Net loss	$(0.14)	$(10.82)	$(0.58)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025

Rental income	$18,359	$207,341	$228,114

Expenses:
Real estate taxes	2,045	23,830	25,569
Utility expenses	1,081	13,743	13,250
Other operating expenses	4,019	56,585	62,442
Depreciation and amortization	8,094	98,519	87,571
Loss on impairment of real estate	—	—	2,426
Transaction related costs	—	—	4,816
General and administrative	1,263	8,512	9,874
Total expenses	16,502	201,189	205,948

Loss on sale of real estate	—	—	(4,578)
Fair value adjustment of warrants	1,491	—	—
Interest and other income	949	799	1,950
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $236, $4,653 and $23,283, respectively)	(6,544)	(84,548)	(105,885)
Net loss on early extinguishment of debt	—	—	(95)
Reorganization items, net	(894)	(804,874)	—
Loss before income tax expense and equity in net earnings (losses) of investee	(3,141)	(882,471)	(86,442)
Income tax expense	(38)	(61)	(231)
Equity in net earnings (losses) of investees	92	492	(380)
Net loss	$(3,087)	$(882,040)	$(87,053)

Weighted average common shares outstanding (basic and diluted)	21,954	73,267	70,275

Per common share amounts (basic and diluted):
Net loss	$(0.14)	$(12.04)	$(1.24)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Loss	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2025 (Predecessor)	73,941,128	$739	$2,658,471	$(308,307)	$(1,469,916)	$880,987
Common share grants	—	—	165	—	—	165
Net loss	—	—	—	(93,021)	—	(93,021)
Balance at March 31, 2026 (Predecessor)	73,941,128	739	2,658,636	(401,328)	(1,469,916)	788,131
Common share grants	—	—	888	—	—	888
Net loss	—	—	—	(789,019)	—	(789,019)
Cancellation of Predecessor equity	(73,941,128)	(739)	(2,659,524)	1,190,347	1,469,916	—
Issuance of Successor common shares	21,953,577	220	514,322	—	—	514,542
Balance at June 17, 2026 (Predecessor)	21,953,577	$220	$514,322	$—	$—	$514,542

Balance at June 18, 2026 (Successor)	21,953,577	$220	$514,322	$—	$—	$514,542
Net loss	—	—	—	(3,087)	—	(3,087)
Balance at June 30, 2026 (Successor)	21,953,577	$220	$514,322	$(3,087)	$—	$511,455

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Loss	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2024 (Predecessor)	69,824,743	$698	$2,656,548	$(35,933)	$(1,468,509)	$1,152,804
Issuance of common shares, net	238,343	3	142	—	—	145
Common share grants	—	—	279	—	—	279
Net loss	—	—	—	(45,867)	—	(45,867)
Distributions to common shareholders	—	—	—	—	(698)	(698)
Balance at March 31, 2025 (Predecessor)	70,063,086	701	2,656,969	(81,800)	(1,469,207)	1,106,663
Issuance of common shares, net	3,933,346	39	922	—	—	961
Common share grants	—	—	205	—	—	205
Common share repurchases	(20,242)	—	(6)	—	—	(6)
Net loss	—	—	—	(41,186)	—	(41,186)
Distributions to common shareholders	—	—	—	—	(709)	(709)
Balance at June 30, 2025 (Predecessor)	73,976,190	$740	$2,658,090	$(122,986)	$(1,469,916)	$1,065,928
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,087)	$(882,040)	$(87,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	746	75,685	59,785
Net amortization of debt premiums, discounts and issuance costs	236	4,653	23,283
Amortization of acquired real estate leases and assumed real estate lease obligations, net	7,207	15,586	22,010
Amortization of deferred leasing costs	1	8,865	6,824
Loss on sale of real estate	—	—	4,578
Loss on impairment of real estate	—	—	2,426
Net gain on early extinguishment of debt	—	—	(1,430)
Fair value adjustment to warrants	1,491	—	—
Non-cash reorganization items	—	648,892	—
Straight line rental income	(1,337)	1,063	(13,492)
Other non-cash expenses, net	—	751	156
Equity in net (earnings) losses of investees	(92)	(492)	380
Total adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in assets and liabilities:
Rents receivable	(3,241)	(2,797)	(2,503)
Due from related persons	517	(692)	(3,170)
Deferred leasing costs	(92)	(2,635)	(11,405)
Other assets	1,862	4,707	505
Accounts payable and other liabilities	3,926	18,136	3,982
Due to related persons	1,427	(1,365)	(1,065)
Net cash provided by (used in) operating activities	9,564	(111,683)	3,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	—	(22,337)	(21,739)
Proceeds from sale of property, net	—	—	26,245
Net cash (used in) provided by investing activities	—	(22,337)	4,506

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior unsecured notes	—	—	(171,600)
Repayment of senior secured notes	—	—	(18,469)
Payment of debt issuance costs	—	—	(1,153)
Borrowings on debtor-in-possession secured term loan	—	115,000	—
Proceeds from rights offering	—	33,584	—
Proceeds from issuance of common shares, net	—	—	1,106
Repurchases of common shares	—	—	(5)
Distributions to common shareholders	—	—	(1,407)
Net cash provided by (used in) financing activities	—	148,584	(191,528)

Increase (decrease) in cash, cash equivalents and restricted cash	9,564	14,564	(183,211)
Cash, cash equivalents and restricted cash at beginning of period	95,225	80,661	275,165
Cash, cash equivalents and restricted cash at end of period	$104,789	$95,225	$91,954
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$80,604	$85,736
Income taxes paid	$—	$279	$139
Cash paid for reorganization items, net	$23	$128,246	$—

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$3,077	$7,535	$14,772

NON-CASH FINANCING ACTIVITIES:
Extinguishment of unsecured senior notes in exchange for senior priority guaranteed unsecured notes	$—	$—	$(6,537)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	Successor	Predecessor
	As of June 30, 2026	As of June 30, 2025
Cash and cash equivalents	$50,751	$78,176
Restricted cash (1)	54,038	13,778
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$104,789	$91,954
(1)Restricted cash consists of cash held for operations and amounts escrowed for professional fees and amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our debt agreements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Office Properties Income Trust and its subsidiaries, or OPI, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Due to the lack of comparability with historical consolidated financial statements, our unaudited consolidated financial statements and related footnotes are presented with a “black line” that separates the Predecessor and Successor periods to emphasize the lack of comparability between amounts presented after the Effective Date (as defined below) and amounts presented for all prior periods. The Successor’s financial results for future periods following the adoption of fresh start accounting will be different from historical trends and the differences may be material. See Note 2 “Fresh Start Accounting” for additional information.

The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and assessment of impairment of real estate and the related intangibles. There were no material changes to our significant accounting policies during the Predecessor and Successor periods of fiscal 2026, compared to the significant accounting policies described in our 2025 Annual Report.

Voluntary Reorganization Under and Emergence from Chapter 11 Bankruptcy
On October 30, 2025, or the Petition Date, OPI and certain of its subsidiaries, or the Debtors, voluntarily commenced cases, or the Chapter 11 Cases, under chapter 11 of title 11, or Chapter 11, of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, or the Bankruptcy Court. In connection with the filing of the Chapter 11 Cases, OPI entered into a Restructuring Support Agreement, or the RSA, with certain holders of our prior 9.00% senior secured notes due September 2029, or the Old September 2029 Notes, to implement a court-supervised financial restructuring pursuant to the transactions contemplated in the RSA. In connection with the Chapter 11 Cases, certain holders of the Old September 2029 Notes provided OPI with a $125,000 debtor-in-possession financing, or the DIP Facility, which was approved by the Bankruptcy Court on a final basis on February 4, 2026. See Note 7 for more information regarding the DIP Facility.
During the pendency of the Chapter 11 Cases, the Debtors continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors were authorized to pay all debts and honor all obligations arising in the ordinary course of our business after the Petition Date. While the commencement of the Chapter 11 Cases constituted an event of default under certain of our debt agreements, enforcement of any remedies in respect of such events of default was automatically stayed during the pendency of the Chapter 11 Cases.
On April 21, 2026, the Debtors filed the Fourth Amended Joint Chapter 11 Plan of Reorganization of Office Properties Income Trust and Its Debtor Affiliates, or the Plan. On April 22, 2026, the Bankruptcy Court entered the Order Confirming Fourth Amended Joint Chapter 11 Plan of Reorganization of Office Properties Income Trust and Its Debtor Affiliates confirming the Plan. On June 17, 2026, or the Effective Date, the conditions precedent to the effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. Following the Effective Date, certain of the Debtors’ Chapter 11 Cases remain open to administer claims pursuant to the Plan. The claims resolutions process is ongoing and certain of these claims remain subject to the jurisdiction of the Bankruptcy Court.
In accordance with the Plan approved by the Bankruptcy Court, the following significant transactions occurred on the Effective Date:

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
•We issued $420,000 of new 10.000% senior secured notes due 2031, or the 2031 Secured Exit Notes. The 2031 Secured Exit Notes require semi-annual interest payments, may be prepaid at any time and are secured by first liens on 48 of our properties, 19 of which previously secured the Old September 2029 Notes, and second liens on the 19 properties securing our credit agreement (as defined below). The 2031 Secured Exit Notes and 6,183,467 of newly issued common shares of beneficial interest, $.01 par value per share, of OPI, or the Reorganized Common Equity, were issued in settlement of allowed claims relating to the Old September 2029 Notes.
•A newly formed bankruptcy-remote special purpose vehicle, which is a direct, wholly owned subsidiary of ours, issued $385,000 of new 8.375% senior secured notes due 2029, or the 2029 Secured Exit Notes, in accordance with the terms of the settlement with certain holders of our previously outstanding 3.25% senior secured notes due 2027, or the Old 2027 Senior Secured Notes. The 2029 Secured Exit Notes require quarterly interest payments, may be prepaid at any time, subject to certain early redemption fees, and are secured by first liens on 31 of our properties which previously secured the Old 2027 Senior Secured Notes. On July 31, 2026, we paid a settlement fee of $10,000 in accordance with the terms of the settlement with certain holders of the Old 2027 Senior Secured Notes.
•We entered into a waiver and amendment, or the credit agreement amendment, to our credit agreement which governs our $325,000 secured revolving credit facility and $100,000 secured term loan, or our credit agreement, pursuant to which, (i) all of the defaults under our credit agreement arising from the Chapter 11 Cases were permanently waived, (ii) interest payable on borrowings under our credit agreement was set at a rate of the secured overnight financing rate, or SOFR, plus a margin of 550 basis points, which margin increases to 750 basis points effective January 1, 2027, and (iii) our credit agreement was ratified and confirmed and remains in full force and effect.
•The DIP Facility was terminated in connection with our emergence from the Chapter 11 Cases. Allowed claims related to the DIP Facility, including outstanding principal under the DIP Facility, plus all accrued interest, fees, costs and other charges, were satisfied through the issuance of shares of the Reorganized Common Equity at a conversion price of $12.60 per share. Additional fees related to the DIP Facility were satisfied through (i) in respect of the anchor capital commitment fee and exit fee, a distribution of Reorganized Common Equity at a conversion price of $20.00 per share and (ii) in respect of the upfront fee, a distribution of Reorganized Common Equity at a conversion price of $12.60 per share. The aggregate number of shares of Reorganized Common Equity issued in satisfaction of allowed claims for the DIP Facility was 11,056,417.
•Holders of certain of our then outstanding unsecured notes received subscription rights to participate in an offering of $35,000 of Reorganized Common Equity, or the Rights Offering. Holders who elected to participate purchased shares of Reorganized Common Equity at a price of $17.00 per share. To facilitate the Rights Offering, we entered into an agreement with certain holders of certain of our then outstanding unsecured notes, whereby those holders agreed to purchase the unsubscribed shares of Reorganized Common Equity in the Rights Offering. We issued an aggregate amount of 2,150,506 shares of Reorganized Common Equity through the Rights Offering, including in respect of fees to the holders that purchased the unsubscribed shares.
•Holders of certain of our series of unsecured notes received the following:
◦Pro rata share of 1,351,308 of newly issued shares of Reorganized Common Equity; and
◦1,155,450 warrants, each exercisable for one share of Reorganized Common Equity, or the New Warrants, which have an exercise price of $25.00 per share and are exercisable within seven years from the Effective Date.
•Treatment of certain of our other debt instruments and allowed claims were as follows:
◦Holders of our prior 8.00% senior priority guaranteed unsecured notes due 2030 received their pro rata share of 772,807 shares of Reorganized Common Equity;
◦Our 9.00% senior secured notes due March 2029 were reinstated and rendered unimpaired;
◦Any claims under our mortgage notes were rendered unimpaired and reinstated at the Effective Date;

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
◦Allowed administrative claims, priority tax claims, other secured claims, trade and vendor claims and other priority claims were paid in full in cash or received such other treatment reinstating such claims or rendering such claims unimpaired; and
◦Other general unsecured claims that were allowed for $25 or less were paid in full in cash and other general unsecured claims that were allowed for more than $25 received $25 in cash.
•All of our common shares of beneficial interest issued and outstanding immediately prior to the Effective Date were deemed cancelled, discharged and of no force or effect.
•All obligations under each of our previously outstanding senior unsecured notes were cancelled.
In addition, on the Effective Date, we entered into a Third Amended and Restated Business Management Agreement, or the Amended Business Management Agreement, and a Third Amended and Restated Property Management Agreement, or the Amended Property Management Agreement, and, together with the Amended Business Management Agreement, the Amended RMR Management Agreements, with The RMR Group LLC, or RMR. The initial term of each of the Amended RMR Management Agreements is five years, with the annual fee under the Amended Business Management Agreement set at $14,000 per year for the first two years and the fees under the Amended Property Management Agreement being consistent with the fees under our prior property management agreement with RMR. In addition to the management fees, pursuant to the Amended Business Management Agreement, we issued 439,072 shares of Reorganized Common Equity to RMR on the Effective Date. The Amended Business Management Agreement also provides for the issuance to RMR of common shares equal to up to 8% of the Reorganized Common Equity upon the satisfaction of certain financial and/or performance metrics to be determined by our Board of Trustees. See Note 10 for more information regarding our new and prior management agreements with RMR.
Going Concern
Prior to and during the Chapter 11 Cases, substantial doubt about our ability to continue as a going concern existed. As a result of the restructuring transactions completed on the Effective Date, we reduced our aggregate outstanding debt obligations by approximately $714,000, while also increasing the weighted average term to maturity of our indebtedness. Following emergence from the Chapter 11 Cases, the reduction in indebtedness and extension of debt maturities improved our financial flexibility, alleviated near-term refinancing pressures and restored our ability to pursue capital market alternatives that were not available prior to emergence.
We currently have $425,000 outstanding under our credit agreement that matures in January 2027 and are required to make $50,000 of principal payments under the 2029 Secured Exit Notes during the next twelve months. We currently expect to satisfy these obligations through our existing cash balances, operating cash flows, asset sales and potential capital market transactions. As part of these plans, we are currently actively working with a bank on options to refinance our revolving credit facility and term loan prior to its maturity and we have identified 32 properties for sale, two of which were sold in July 2026 for an aggregate gross sales price of $58,500, nine of which are under agreement to sell for an aggregate gross sales price of $49,675, and the remaining 21 of which are being actively marketed.
After considering the actions through the restructuring and management’s plans, including anticipated asset sales and refinancing activities, management believes it is probable that we will be able to satisfy our obligations as they become due during the next 12 months. Accordingly, management concluded that the conditions that raised substantial doubt about our ability to continue as a going concern have been alleviated.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 2. Fresh Start Accounting
Adoption of ASC 852
Effective on the Petition Date, we applied Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 852, Reorganizations, or ASC 852, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. Beginning on the Petition Date, these requirements included distinguishing transactions directly associated with the reorganization reported separately as reorganization items, net in the condensed consolidated statement of comprehensive income (loss) and to distinguish certain liabilities subject to compromise, or LSTC, in the condensed consolidated balance sheet.
Fresh Start Accounting
In connection with our emergence from bankruptcy and in accordance with ASC 852, we qualified for and applied fresh start accounting on the Effective Date. We were required to apply fresh start accounting because (i) the holders of existing voting shares of OPI prior to its emergence received less than 50% of the voting shares of OPI outstanding following its emergence from bankruptcy and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan of $2,364,978 was less than the post-petition liabilities and allowed claims of $2,739,137.
Under fresh start accounting, we allocated our reorganization value to our individual assets based on their estimated fair value in conformity with FASB ASC Topic 820, Fair Value Measurements and FASB ASC Topic 805, Business Combinations. Our condensed consolidated financial statements and notes segregate the financial position and results of operations of OPI up to and including its emergence from the Chapter 11 Cases on the Effective Date, or the Predecessor, and the financial position and results of operations of OPI subsequent to its emergence from the Chapter 11 Cases on the Effective Date, or the Successor. References to Successor relate to the financial position and results of operations of OPI after the Effective Date and references to Predecessor relate to the financial position and results of operations up to and including the Effective Date. As a result, the condensed consolidated financial statements subsequent to the Effective Date are not comparable with the condensed consolidated financial statements as of or prior to that date.
Reorganization Value
Reorganization value approximates the fair value of an entity immediately after a restructuring. As set forth in the disclosure statement with respect to the Chapter 11 Cases approved by the Bankruptcy Court, the enterprise value of the Successor is estimated to be in a range of $2,050,000 and $2,250,000. We engaged third-party valuation advisors to assist with the determination of the estimate of the enterprise value and the corresponding implied equity value of the Successor. The estimate of the enterprise value was derived using a discounted cash flow, or DCF, analysis based on financial projections for our properties. The DCF analysis estimated the present value of projected debt-free, after-tax free cash flows through December 31, 2030, together with an estimated terminal value, using discount rates based on our weighted average cost of capital. The most significant assumptions included projected operating cash flows, exit capitalization rates within a range of 9.50% to 12.50%, discount rates within a range of 8.75% to 11.00% and financing assumptions. Our third-party valuation advisors also considered market based valuation methodologies, including analyses of select market peers and comparable transactions. Management concluded that the appropriate estimate of the enterprise value was $2,150,000. Because the valuation is dependent on assumptions regarding future operating performance and market conditions, actual results could differ materially from those estimates. The following table reconciles the enterprise value to the implied value of the Successor equity as of the Effective Date:

Enterprise Value	$2,150,000
Plus: Cash and cash equivalents	45,799
Plus: Fair value of our investment in unconsolidated joint venture	12,764
Less: Fair value of debt	(1,683,321)
Less: Fair value of New Warrants	(10,700)
Implied Successor equity value	$514,542

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
The following table reconciles the enterprise value to the reorganization value of the Successor’s assets to be allocated to our individual assets as of the Effective Date:

Enterprise Value	$2,150,000
Plus: Cash and cash equivalents	45,799
Plus: Accounts payable and other liabilities	167,115
Plus: Fair value of our investment in unconsolidated joint venture	12,764
Less: Fair value of New Warrants included in accounts payable and other liabilities	(10,700)
Reorganization value of Successor assets	$2,364,978
Valuation Process
The fair values of our properties, investment in unconsolidated joint venture, long-term debt and warrants were estimated as of the Effective Date.
Real Estate Properties. We determined the fair value of each property with the engagement of a third-party valuation specialist and using methods similar to those used by independent appraisers, which involved estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. We allocated a portion of the fair value of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We allocated a portion of the fair value to acquired in place leases and tenant relationships based upon market estimates of the cost to lease up the property based on the leases in place.
Investment in Unconsolidated Joint Venture. The fair value of our investment in our unconsolidated joint venture was determined by valuing the underlying real estate properties owned by the joint venture through the same valuation methods outlined above. We then applied our percentage of ownership to the fair value of the assets and liabilities of the joint venture, which resulted in the fair value of our investment in the unconsolidated joint venture.
Senior Notes and Credit Facility. The estimated fair values of our senior secured notes and secured revolving credit facility and secured term loan were determined using income based valuation techniques that incorporated contractual cash flows, market interest rates and credit spreads for comparable debt instruments. Significant inputs included market based yield assumptions reflecting our credit risk and the terms and characteristics of the underlying debt instruments.
Warrants. We estimated the fair value of the New Warrants as of the Effective Date using an option-pricing valuation technique that considered the market value of the underlying common shares, the exercise price and contractual term of the warrants, as well as assumptions regarding expected volatility, risk-free interest rates and expected dividend yield. Enterprise value includes the value of warrants that are classified as liabilities.

Condensed Consolidated Balance Sheet
The following condensed consolidated balance sheet is as of June 17, 2026. This condensed consolidated balance sheet includes adjustments that reflect the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”), as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”) as of the Effective Date. The explanatory notes following the table below provide further details on the adjustments, including the assumptions and methods used to determine fair value for the assets and liabilities.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Real estate properties:
Land	$706,623	$(218,408)	(a)	$118,818	(k)	$607,033
Buildings and improvements	2,955,273	(608,900)	(a)	(1,849,262)	(l)	497,111
Total real estate properties, gross	3,661,896	(827,308)	(a)	(1,730,444)		1,104,144
Accumulated depreciation	(777,430)	146,687		630,743	(m)	—
Total real estate properties, net	2,884,466	(680,621)		(1,099,701)		1,104,144
Investment in unconsolidated joint venture	17,457	—		(4,693)	(n)	12,764
Assets of properties held for sale	—	707,854	(a)	(412,740)	(o)	295,114
Acquired real estate leases, net	134,160	(7,409)	(a)	706,982	(p)	833,733
Cash and cash equivalents	68,349	(22,550)	(b)	—		45,799
Restricted cash	45,094	4,332	(c)	—		49,426
Rents receivable	165,849	(11,503)	(a)	(141,361)	(q)	12,985
Due from related persons	924	—		—		924
Deferred leasing costs, net	91,953	(6,919)	(a)	(85,034)	(r)	—
Other assets, net	23,668	(235)	(d)	(13,344)	(s)	10,089
Total assets	$3,431,920	$(17,051)		$(1,049,891)		$2,364,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured debt, net	$1,010,588	$677,188	(e)	$(4,455)	(t)	$1,683,321
Liabilities of properties held for sale	—	8,050	(a)	2,583	(o)	10,633
Accounts payable and other liabilities	151,873	(20,964)	(f)	(10,382)	(u)	120,527
Due to related persons	3,324	—		—		3,324
Assumed real estate lease obligations, net	7,867	(352)	(a)	25,116	(v)	32,631
Total liabilities not subject to compromise	1,173,652	663,922		12,862		1,850,436
Liabilities subject to compromise	1,565,485	(1,565,485)	(g)	—		—
Total liabilities	2,739,137	(901,563)		12,862		1,850,436

Commitments and contingencies

Shareholders’ equity:
Predecessor common shares	739	(739)	(h)	—		—
Predecessor additional paid in capital	2,659,524	(2,659,524)	(h)	—		—
Successor common shares	—	220	(i)	—		220
Successor additional paid in capital	—	514,322	(i)	—		514,322
Cumulative net loss	(497,564)	1,560,317	(j)	(1,062,753)	(w)	—
Cumulative common distributions	(1,469,916)	1,469,916	(h)	—		—
Total shareholders’ equity	692,783	884,512		(1,062,753)		514,542
Total liabilities and shareholders’ equity	$3,431,920	$(17,051)		$(1,049,891)		$2,364,978

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Reorganization Adjustments
(a)Represents reclassification of properties that met the held for sale criteria as of the Effective Date.
(b)Changes in cash and cash equivalents include the following:

Cash proceeds from Rights Offering	$33,584
Release of funds held in segregated bank accounts to cash and cash equivalents	22,768
Payment of lender professional fees and expenses, including lender success fees	(37,142)
Funding of the professional and success fee escrow, classified as restricted cash	(34,667)
Payment of accrued interest on certain prepetition debt	(5,876)
Payment of RMR business management fee	(1,167)
Payment of DIP Facility fees and expenses	(50)
Net change in cash and cash equivalents	$(22,550)
(c)Changes in restricted cash include the following:

Funding of the professional and success fee escrow, classified as restricted cash	$34,667
Release of funds held in segregated bank accounts to cash and cash equivalents	(22,768)
Payment of lender professional fees and expenses	(5,107)
Payment of accrued interest on certain prepetition debt	(2,460)
Net change in restricted cash	$4,332
(d)Represents the payment of the RMR business management fee in accordance with the Amended Business Management Agreement, classified as a prepaid asset of $1,167 and reclassification of other assets, net for properties held for sale.
(e)Changes in secured debt include the following:

Issuance of 2031 Secured Exit Notes	$420,000
Issuance of 2029 Secured Exit Notes	385,000
Settlement of DIP Facility	(127,812)
Net change in secured debt, net	$677,188

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
(f)Changes in accounts payable and other liabilities include the following:

Accrual of certain success fee	$14,825
Issuance of New Warrants	10,700
Accrual of settlement fee	10,000
Reinstatement of accounts payable from liabilities subject to compromise	4,186
Payment of accrued lender fees and expenses	(20,646)
Equitization of DIP Facility fees	(12,500)
Settlement of postpetition accrued interest	(11,495)
Reclassification of accounts payable and other liabilities for properties held for sale	(7,698)
Payment of accrued interest on certain prepetition debt from cash and cash equivalents	(5,876)
Payment of accrued interest on certain prepetition debt from restricted cash	(2,460)
Net change in accounts payable and other liabilities	$(20,964)
(g)LSTC settled in accordance with the Plan and the resulting gain were determined as follows:

Liabilities subject to compromise	$1,565,485
Less: Reinstatement of accounts payable from liabilities subject to compromise	(4,186)

Consideration provided to settle amounts per Plan:
Issuance of 2031 Secured Exit Notes	(420,000)
Issuance of 2029 Secured Exit Notes	(385,000)
Issuance of Reorganized Common Equity to holders of certain prepetition claims	(192,758)
Issuance of Reorganized Common Equity in connection with the Rights Offering	(48,856)
Cash proceeds from Rights Offering	33,584
Issuance of New Warrants	(10,700)
Recognition of settlement fee	(10,000)
Issuance of Reorganized Common Equity in connection with the Rights Offering backstop agreement	(3,500)
Net gain on settlement of liabilities subject to compromise	$524,069
(h)Represents the cancellation of Predecessor equity.
(i)Changes in successor equity include the following:

Issuance of Reorganized Common Equity in connection with the settlement of DIP Facility and DIP Facility fee claims	$259,137
Issuance of Reorganized Common Equity to holders of prepetition claims	192,758
Issuance of Reorganized Common Equity in connection with the Rights Offering	48,856
Issuance of Reorganized Common Equity to RMR in connection with Amended Business Management Agreement	10,291
Issuance of Reorganized Common Equity in connection with the Rights Offering backstop agreement	3,500
Net change in successor equity	$514,542

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
(j)Reflects the Plan effects on cumulative net income as follows:

Gain on settlement of liabilities subject to compromise	$524,069
Gain on settlement of postpetition accrued interest	11,495
Loss on settlement of DIP Facility claims, including fees and expenses	(118,825)
Recognition of lender professional fees and expenses, including lender success fees	(21,653)
Recognition of certain success fee	(14,825)
Issuance of Reorganized Common Equity to RMR in connection with Amended Business Management Agreement	(10,291)
Total reorganization items, net	369,970
Cancellation of Predecessor equity (direct to cumulative net income)	1,190,347
Net change in cumulative net income	$1,560,317
Fresh Start Adjustments
We have applied fresh start accounting in accordance with ASC 852. Fresh start accounting requires the revaluation of our assets and liabilities on the basis of fair value and the assignment of the Successor's reorganization value to identifiable tangible and intangible assets. These adjustments reflect the actual amounts recorded as of the Effective Date.
(k)Reflects the removal of historical basis and step-down to estimated fresh start value of land under the purchase price allocation.
(l)Reflects the removal of historical basis and step-down to estimated fresh start value of buildings and improvements under the purchase price allocation.
(m)Reflects the elimination of historical accumulated depreciation in connection with the fresh start value of the related real estate.
(n)Reflects the fresh start adjustment to the investment in unconsolidated joint venture.
(o)Reflects the fresh start adjustment to assets and liabilities held for sale.
(p)Reflects the fresh start adjustment to acquired real estate leases, net, representing acquired in place leases and above-market lease intangibles recognized at emergence.
(q)Reflects the elimination of rents receivable, including straight line rent, which has no continuing fresh start value at emergence.
(r)Reflects the elimination of historical deferred leasing costs, net, which have no continuing fresh start value at emergence.
(s)Reflects the fresh start adjustment to other assets, net, consisting of adjustments to deferred financing fees on the secured line of credit and other assets.
(t)Reflects the fresh start adjustment to secured debt.
(u)Reflects the fresh start adjustment to accounts payable and other liabilities for below-market lease intangibles recognized at emergence.
(v)Reflects the fresh start adjustment to assumed real estate lease obligations, net.
(w)The table below reflects the fresh start adjustments impact on cumulative net income discussed above:

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Fresh start adjustment to land	$118,818
Fresh start adjustment to buildings and improvements	(1,849,262)
Fresh start adjustment to accumulated depreciation	630,743
Fresh start adjustment to investment in unconsolidated joint venture	(4,693)
Fresh start adjustment to assets of properties held for sale	(412,740)
Fresh start adjustment to acquired real estate leases, net	706,982
Fresh start adjustment to rents receivable	(141,361)
Fresh start adjustment to deferred leasing costs, net	(85,034)
Fresh start adjustment to other assets, net	(13,344)
Fresh start adjustment to secured debt, net	4,455
Fresh start adjustment to liabilities of properties held for sale	(2,583)
Fresh start adjustment to accounts payable and other liabilities	10,382
Fresh start adjustment to assumed real estate lease obligations, net	(25,116)
Total fresh start adjustments, net	$(1,062,753)
Contractual interest. Effective as of the Petition Date, we ceased accruing interest expense on our unsecured debt instruments. As a result, we did not recognize $9,427 of aggregate contractual interest expense during the 2026 Predecessor period that would have otherwise been recorded under these instruments.
Reorganization items, net. Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts. The following tables present reorganization items, net during the three and six months ended June 30, 2026:

	Successor	Predecessor	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026
Professional fees	$894	$84,919	$894	$142,748
Debt issuance costs	—	3,528	—	5,465
Interest income earned on debtor-in-possession borrowings	—	(72)	—	(306)
Net gain on the settlement of liabilities subject to compromise	—	(524,069)	—	(524,069)
Net loss on fresh start adjustments	—	1,062,753	—	1,062,753
Loss on settlement of DIP Facility claims, including fees and expenses	—	118,825	—	118,825
Other items, net	—	(542)	—	(542)
Total reorganization items, net	$894	$745,342	$894	$804,874
Income taxes. In connection with our emergence from the Chapter 11 Cases on the Effective Date, our net operating loss carryforwards and other tax attributes may be subject to limitation under section 382 of the Internal Revenue Code of 1986, as amended, or the Code, unless an exception applies. We believe that the specific circumstances of our bankruptcy reorganization may allow us to qualify for an exception to the general limitations of section 382 of the Code. We expect that our net operating loss carryforwards and other tax attributes will be reduced by the amount of discharge of indebtedness income arising from our Chapter 11 Cases that is excluded from our gross income under section 108 of the Code.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 3. Per Common Share Amounts
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per common share using the more dilutive of the two class method or the treasury stock method, including the impact of potentially dilutive common shares. Potentially dilutive common shares during the Predecessor period included unvested share awards. All unvested share awards were cancelled on the Effective Date. Potentially dilutive common shares in the Successor period include the New Warrants. The New Warrants were not included in our weighted average common shares outstanding - basic and diluted because the exercise price is above the fair market value of our common shares for the period presented. The calculation of basic and diluted earnings per common share is as follows (amounts in thousands, except per share data):

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Three Months Ended June 30, 2025
Numerators:
Net loss	$(3,087)	$(789,019)	$(41,186)
Income attributable to unvested participating securities	—	—	(6)
Net loss used in calculating earnings per common share	$(3,087)	$(789,019)	$(41,192)

Denominators:
Weighted average common shares outstanding - basic and diluted	21,954	72,916	71,282

Net loss per common share - basic and diluted	$(0.14)	$(10.82)	$(0.58)

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
Numerators:
Net loss	$(3,087)	$(882,040)	$(87,053)
Income attributable to unvested participating securities	—	—	(12)
Net loss used in calculating earnings per common share	$(3,087)	$(882,040)	$(87,065)

Denominators:
Weighted average common shares outstanding - basic and diluted	21,954	73,267	70,275

Net loss per common share - basic and diluted	$(0.14)	$(12.04)	$(1.24)

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 4. Real Estate Properties
As of June 30, 2026, our 122 wholly owned properties contained approximately 17,113,000 rentable square feet, with an undepreciated carrying value of $1,336,780. We also had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2026 and 2044. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended June 30, 2026, we entered into nine leases for approximately 176,000 rentable square feet for a weighted (by rentable square feet) average lease term of 7.3 years, and we made commitments of $2,813 for leasing related costs. During the six months ended June 30, 2026, we entered into 22 leases for approximately 388,000 rentable square feet for a weighted (by rentable square feet) average lease term of 5.7 years, and we made commitments of $7,329 for leasing related costs. As of June 30, 2026, we had estimated unspent leasing related obligations of $48,106.
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
Dispositions
We did not sell any properties during the six months ended June 30, 2026. As of June 30, 2026, we had 32 properties containing approximately 3,690,000 rentable square feet classified as held for sale in our condensed consolidated balance sheet, two of which were sold in July 2026 and nine of which are under agreement to sell as follows:

Location	Number of Properties	Status	Rentable Square Feet	Gross Sales Price (1)
Redwood City, CA	1	Sold 7/20/2026	63,000	$16,500
Philadelphia, PA	1	Sold 7/30/2026	441,000	42,000
Pittsford, NY	1	Under Agreement	55,000	3,750
Indianapolis, IN	2	Under Agreement	275,000	5,500
Reston, VA	1	Under Agreement	275,000	18,125
Columbia, MD	2	Under Agreement	87,000	10,300
Baltimore, MD	1	Under Agreement	85,000	5,050
Lakewood, CO	1	Under Agreement	167,000	3,700
Richmond, VA	1	Under Agreement	50,000	3,250
	11		1,498,000	$108,175
(1)Gross sales price is the gross contract price, excluding closing costs.
We cannot be sure that we will sell any properties we are marketing for prices in excess of our carrying values, or at all. In addition, the pending sales in the preceding table are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Unconsolidated Joint Venture
As of June 30, 2026, we owned an interest in one joint venture that owned two properties. We accounted for this investment under the equity method of accounting.
As of June 30, 2026 and December 31, 2025, our investment in our unconsolidated joint venture is as follows:

		OPI Carrying Value of Investment at
		Successor	Predecessor
Joint Venture	OPI Ownership	June 30, 2026	December 31, 2025	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$12,856	$16,965	2	Fairfax, VA	346
As of June 30, 2026 and December 31, 2025, the mortgage debt of our unconsolidated joint venture is as follows:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at June 30, 2026 (2)	Principal Balance at December 31, 2025 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$48,645	$49,106
(1)Includes the effect of mark to market accounting.
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
Prior to the Effective Date, we had an unamortized basis difference of our joint venture of $631 primarily attributable to the difference between the amount we paid to purchase our interest in the joint venture, including transaction costs, and the historical carrying value of the net assets of the joint venture. The difference was being amortized over the remaining useful life of the related property and the resulting amortization expense was included in equity in net losses of investees in the Predecessor condensed consolidated statements of comprehensive income (loss).
On the Effective Date, we established a new basis in our investment in our unconsolidated joint venture based on our proportionate share of the fair value of the joint venture’s underlying assets and liabilities. We elected not to adopt pushdown accounting and the joint venture continues to report assets and liabilities at the historical amount. As of the Effective Date, the fair value of our investment in the joint venture approximated our proportionate share of the carrying value of the assets of the joint venture, and as a result there is no longer a basis difference.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
We recorded rental income under our leases during the three and six months ended June 30, 2026 and 2025, including adjustments to increase rental income to record revenue on a straight line basis during the three and six months ended June 30, 2026 and 2025 as follows:

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Three Months Ended June 30, 2025
Rental income from leases	$17,076	$90,373	$105,082
Non-cash straight line rent adjustments included in rental income	$1,337	$(2,999)	$6,636

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
Rental income from leases	$17,076	$192,139	$211,544
Non-cash straight line rent adjustments included in rental income	$1,337	$(1,063)	$13,492
As of June 30, 2026 (Successor) and December 31, 2025 (Predecessor), accounts receivable, excluding properties classified as held for sale, included $1,337 and $151,525 of straight line rents receivable, respectively. We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments are included in the following table for the three and six months ended June 30, 2026 and 2025:

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Three Months Ended June 30, 2025
Variable lease payments	$3,121	$16,274	$18,916
Tenant reimbursements included in variable lease payments	$2,992	$15,582	$18,164

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
Variable lease payments	$3,121	$35,650	$38,770
Tenant reimbursements included in variable lease payments	$2,992	$34,148	$37,256
Note 6. Concentration
Tenant and Credit Concentration
As of June 30, 2026 and 2025, the U.S. government and certain state and other government tenants combined were responsible for approximately 26.8% and 25.4%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 18.0% and 17.1% of our annualized rental income as of June 30, 2026 and 2025, respectively. We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Geographic Concentration
As of June 30, 2026, our 122 wholly owned properties were located in 29 states and the District of Columbia. Properties located in Virginia, California, Georgia, Texas and Illinois were responsible for approximately 14.5%, 11.4%, 10.9%, 10.3% and 10.3% of our annualized rental income as of June 30, 2026, respectively.
Note 7. Indebtedness
As of June 30, 2026 and December 31, 2025, our outstanding debt principal consisted of the following:

	Successor	Predecessor
	June 30, 2026	December 31, 2025

Secured revolving credit facility, due in 2027	$325,000	$325,000
Secured term loan, due in 2027	100,000	100,000
Debtor-in-possession term loan, 12.000% interest rate, due in 2026	—	10,225
Senior unsecured notes, 2.650% interest rate, due in 2026 (1)	—	133,929
Senior unsecured notes, 2.400% interest rate, due in 2027 (1)	—	78,306
Senior secured notes, 3.250% interest rate, due in 2027 (1)	—	417,994
Mortgage note payable, 8.272% interest rate, due in 2028	42,700	42,700
Mortgage note payable, 8.139% interest rate, due in 2028	26,340	26,340
Mortgage note payable, 7.671% interest rate, due in 2028	54,300	54,300
Senior secured notes, 9.000% interest rate, due in March 2029	300,000	300,000
Senior secured notes, 9.000% interest rate, due in September 2029 (1)	—	609,999
Senior secured notes, 8.375% interest rate, due in December 2029	385,000	—
Senior unsecured notes, 8.000% interest rate, due in 2030 (1)	—	14,439
Senior secured notes, 10.000% interest rate, due in 2031	420,000	—
Senior unsecured notes, 3.450% interest rate, due in 2031 (1)	—	102,402
Mortgage note payable, 7.210% interest rate, due in 2033	30,680	30,680
Mortgage note payable, 7.305% interest rate, due in 2033	8,400	8,400
Mortgage note payable, 7.717% interest rate, due in 2033	14,900	14,900
Senior unsecured notes, 6.375% interest rate, due in 2050 (1)	—	162,000
	1,707,320	2,431,614
Unamortized debt premiums, discounts and issuance costs	(23,764)	(22,988)
	$1,683,556	$2,408,626
(1)In connection with the commencement of the Chapter 11 Cases, the principal amount of these instruments was reclassified to LSTC in our consolidated balance sheet as of December 31, 2025 and the applicable debt issuance costs and discounts were written off to reorganization items, net in our consolidated statement of comprehensive net income (loss). See Note 2 for further information on our LSTC and their treatment under fresh start accounting.
Credit Agreement
Our $325,000 secured revolving credit facility and $100,000 secured term loan are governed by our credit agreement, as amended, with a syndicate of institutional lenders. As collateral for all loans and other obligations under our credit agreement, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 19 properties that had a gross book value of real estate assets of $502,072 as of June 30, 2026. The maturity date of our credit agreement is January 29, 2027. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement was previously at a rate of SOFR plus a margin of 350 basis points through the Petition Date. Effective on the Petition Date, interest payable on borrowings under our credit agreement changed to a rate of the U.S. federal prime rate plus a margin of 250 basis points. Effective February 4, 2026, in accordance with an order entered by the Bankruptcy Court, the margin increased to 450 basis points pursuant to the default rate stipulated in our credit agreement. In accordance with the Plan, upon emergence, we were required to pay interest under the default rate retroactive to the Petition Date. Pursuant to the credit agreement amendment and beginning on the Effective Date, interest payable on borrowings under our credit agreement is at a rate of SOFR plus a margin of 550 basis points, which margin increases to 750 basis points effective January 1, 2027. We are also required to pay an unused facility fee on the amount of total lending commitments of 25 basis points per annum based on amounts outstanding.
As of June 30, 2026 and August 4, 2026, our $325,000 revolving credit facility was fully drawn and $100,000 was outstanding under our term loan. As of June 30, 2026, the annual interest rate payable on borrowings under our credit agreement was 9.2%. The weighted average annual interest rate for borrowings under our credit agreement for the three and six months ended June 30, 2026 was 10.9% and 11.3%, respectively, and 7.9% and 8.9% for the three and six months ended June 30, 2025, respectively.
Secured Senior Notes
Our $420,000 of 2031 Secured Exit Notes bear interest at a rate of 10.000%, require semi-annual interest payments, may be prepaid at any time and are secured by first liens on 48 of our properties, 19 of which previously secured the Old September 2029 Notes, that had an aggregate gross book value of real estate assets of $641,422 as of June 30, 2026, and second liens on the 19 properties securing our credit agreement.
Our $385,000 of 2029 Secured Exit Notes bear interest at a rate of 8.375%, require quarterly interest payments, may be prepaid at any time, subject to certain early redemption fees, and are secured by first liens on 31 of our properties that had an aggregate gross book value of real estate assets of $483,743 as of June 30, 2026. As required under these notes, we made a required principal payment of $5,000 on August 1, 2026. These notes also require additional mandatory principal payments as follows: $15,000 on or before November 1, 2026, $30,000 on or before February 1, 2027 and $45,000 on or before each of February 1, 2028 and 2029.
Our $300,000 of 9.000% senior secured notes due March 2029 were reinstated upon emergence from the Chapter 11 Cases, require semi-annual interest payments, are prepayable at any time, subject to certain early redemption fees, and are secured by first liens on 17 of our properties that had an aggregate gross book value of real estate assets of $350,033 as of June 30, 2026.
Our credit agreement and senior notes indentures provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and senior notes indentures also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the level of $0.01 per common share per quarter. The filing of the Chapter 11 Cases constituted an event of default under our credit agreement and our prior senior notes indentures and their supplements which accelerated amounts due under the applicable agreements. Efforts to enforce financial obligations under the applicable agreements were stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement were subject to the applicable provisions of the Bankruptcy Code.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Mortgage Notes
As of June 30, 2026, seven of our properties with an aggregate gross book value of real estate assets of $220,559 were encumbered by mortgage notes, or our Mortgage Notes, with an aggregate principal amount of $177,320. Our Mortgage Notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants. The borrowers under our Mortgage Notes, or the Mortgage Note Borrowers, are certain of our subsidiaries that were not included in the Chapter 11 Cases. However, we provide certain guarantees under our Mortgage Notes, and as a result, the filing of the Chapter 11 Cases constituted an event of default under our Mortgage Notes and each Mortgage Note was transferred to special servicing. The Mortgage Note Borrowers continued to own, operate and lease the applicable collateral properties and remain current on their debt service obligations. As of August 4, 2026, two of the Mortgage Note Borrowers have entered into waiver agreements with their respective lenders regarding the default. We remain in negotiation with the special servicers and lenders of our other Mortgage Notes regarding potential waiver agreements.
DIP Term Loan Credit Agreement
On November 5, 2025, the Bankruptcy Court entered an interim order allowing us to enter into a debtor-in-possession term loan credit agreement, or the Initial DIP Credit Agreement. The Initial DIP Credit Agreement provided for a multiple draw secured debtor-in-possession term loan facility in an aggregate principal amount of up to $125,000. An initial borrowing of $10,000 was made following the entry of the interim order and our entry into the Initial DIP Credit Agreement on November 6, 2025.
On February 5, 2026, we entered into an amended and restated DIP term loan credit agreement, or the A&R DIP Credit Agreement, pursuant to a final order entered by the Bankruptcy Court on February 4, 2026. The A&R DIP Credit Agreement provided for the DIP Facility, a multiple draw secured debtor-in-possession term loan facility in an aggregate principal amount of up to $125,000, of which: (a) we borrowed $10,000 on November 6, 2025 pursuant to an interim order entered by the Bankruptcy Court; (b) $75,000 was made available to us and drawn as follows: (i) we borrowed $64,300 on February 5, 2026 and (ii) we borrowed $10,700 on March 13, 2026; and (c) we borrowed $40,000, or the Tranche B Term Loan, on April 7, 2026. We had the option to repay borrowings under the DIP Facility in Reorganized Common Equity.
Borrowings under the DIP Facility bore interest, payable in cash, at a rate of 12.00% per annum. Fees and expenses under the DIP Facility included: (a) an upfront fee equal to (i) cash at 2.25% of the lenders’ commitments or (ii) Reorganized Common Equity equal to 3.60% of the commitments, which fee was earned upon the initial funding of each loan under the DIP Facility and was payable in kind; (b) an anchor capital commitment fee of 10.00% of the lenders’ commitments under the DIP Facility payable to certain backstop parties, which was earned upon the initial funding of the DIP Facility, and could be paid, at our election, in cash or Reorganized Common Equity; and (c) an exit fee of 4.50% of the aggregate borrowings under the DIP Facility, which was due and payable upon the repayment of any loans under the DIP Facility, at our election, in cash or Reorganized Common Equity. A commitment fee was also due for the ratable account of each Tranche B Term Loan lender, in an aggregate amount equal to 0.75% per annum times the actual daily amount of the aggregate undrawn Tranche B Term Loan commitments.
As discussed in Note 1, the DIP Facility was terminated in connection with our emergence from the Chapter 11 Cases and all allowed claims related to the DIP Facility were satisfied through the issuance of shares of the Reorganized Common Equity.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 8. Fair Value of Assets and Liabilities
The following table presents certain of our liabilities measured at fair value at June 30, 2026, categorized by level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each liability:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurements Liabilities
Warrants	$9,209	$—	$—	$9,209
The following table reconciles Level 3 instruments for which significant unobservable inputs were used to determine fair value:

For the period from June 18 through June 30, 2026
Balance as of June 17, 2026 (Successor)	$10,700
Fair value adjustment of warrants	(1,491)
Balance as of June 30, 2026 (Successor)	$9,209
Warrants. On the Effective Date, we issued 1,155,450 New Warrants to holders of our previously outstanding senior unsecured notes pursuant to a warrant agreement. Each New Warrant is exercisable for one common share, has an exercise price of $25.00 per share and may be exercised through June 17, 2033. Due to certain features that provide for changes in the settlement amounts, the New Warrants did not meet the criteria for equity classification under FASB ASC Topic 815, Derivatives and Hedging, and are recorded at fair value within accounts payable and other liabilities in our condensed consolidated balance sheet. Changes in fair value are recorded as change in fair value of warrants in our condensed consolidated statement of comprehensive income (loss). As of June 30, 2026, the New Warrants had an aggregate fair value of $9,209.
We estimated the fair value of the New Warrants using an option-pricing valuation technique that considered the market value of the underlying common shares, the exercise price and contractual term of the warrants, as well as assumptions regarding expected volatility, risk-free interest rates and expected dividend yield. The table below summarizes the significant inputs used in the option-pricing model as of June 17, 2026 and June 30, 2026:

	As of June 17, 2026	As of June 30, 2026
Underlying stock price	$19.38	$17.00
Exercise price	$25.00	$25.00
Risk free interest rate	4.3%	4.3%
Volatility factor	47%	50%
Expected lives (years)	7.0	7.0
Value per unit	$9.26	$7.97

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Our financial instruments also include our cash and cash equivalents, restricted cash, rents receivable, amounts due from related persons, accounts payable, a revolving credit facility, a term loan, senior notes, mortgage notes payable, a debtor-in-possession secured term loan, amounts due to related persons, other accrued expenses and security deposits. At June 30, 2026 and December 31, 2025, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	Successor		Predecessor
	As of June 30, 2026		As of December 31, 2025
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 2.650% interest rate, due in 2026	$—	$—	$133,929	$13,393
Senior unsecured notes, 2.400% interest rate, due in 2027	—	—	78,306	7,831
Senior secured notes, 3.250% interest rate, due in 2027	—	—	417,994	336,485
Senior secured notes, 9.000% interest rate, due in March 2029	297,042	306,417	281,366	306,444
Senior secured notes, 9.000% interest rate, due in September 2029	—	—	609,999	530,699
Senior secured notes, 8.375% interest rate, due in December 2029	376,100	366,054	—	—
Senior priority guaranteed unsecured notes, 8.000% interest rate, due in 2030	—	—	14,439	4,918
Senior secured notes, 10.000% interest rate, due in 2031	408,094	413,398	—	—
Senior unsecured notes, 3.450% interest rate, due in 2031	—	—	102,402	10,240
Senior unsecured notes, 6.375% interest rate, due in 2050	—	—	162,000	12,312
Mortgage notes payable	177,320	179,432	173,840	182,223
Total	$1,258,556	$1,265,301	$1,974,275	$1,404,545
(1)Includes net unamortized debt premiums, discounts and issuance costs totaling $23,764 and $22,115 as of June 30, 2026 and December 31, 2025, respectively. See Notes 2 and 7 for further information on our debt.

For the Successor period, we estimated the fair value of our senior notes using independent pricing services that utilize observable market information, including recent indicative bid and ask quotations, market observations and prices for comparable debt instruments (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date and we estimated the fair values of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. For the Predecessor period, we estimated the fair values of our senior notes (except for our senior priority guaranteed unsecured notes due 2030 and senior unsecured notes due 2050) using an average of the bid and ask price of the notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair value of our senior unsecured notes due 2050 based on the closing price on the OTC Pink Market, (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our senior unsecured notes due 2030 and our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 9. Shareholders’ Equity
New Common Shares. As discussed in Note 1, on the Effective Date, we issued 21,953,577 shares of Reorganized Common Equity in accordance with the Plan. All of our common shares of beneficial interest issued and outstanding immediately prior to the Effective Date were deemed cancelled, discharged and of no force or effect.
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
Amended RMR Management Agreements. In connection with our emergence from the Chapter 11 Cases, on the Effective Date, we entered into the Amended Business Management Agreement and the Amended Property Management Agreement.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
The initial term of each of the Amended RMR Management Agreements is five years, expiring on June 17, 2031. Pursuant to the Amended Business Management Agreement, we are required to pay RMR an annual business management fee of $14,000 for each of the first two years of the initial term. Pursuant to the Amended Property Management Agreement, we are required to pay RMR a property management fee equal to 3.0%, and a construction supervision fee equal to 5.0%, in each case consistent with our prior property management agreement with RMR.
In addition, pursuant to the Amended Business Management Agreement (i) we issued to RMR 439,072 common shares equal to 2.0% of our outstanding common shares on the Effective Date and (ii) we may issue to RMR common shares equal to up to an additional 8.0% of our outstanding common shares upon the satisfaction of certain financial and/or performance metrics to be determined by our Board of Trustees. The Amended Property Management Agreement also contains certain customary major decisions that require the approval of a majority of our Board of Trustees.
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
For the three months ended June 30, 2026 and 2025, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Successor	Predecessor
	Financial Statement Line Item	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Three Months Ended June 30, 2025

Pursuant to business management agreement:
Business management fees (1)	General and administrative expenses	$583	$2,664	$3,036

Pursuant to property management agreement:
Property management fees (2)	Other operating expenses	$456	$2,664	$2,822
Construction supervision fees	Buildings and improvements (3)	7	77	342
		$463	$2,741	$3,164
Expense reimbursement:
Property level expenses	Other operating expenses	$741	$4,147	$5,681
Other reimbursed expenses	General and administrative expenses	—	44	51
		$741	$4,191	$5,732
(1)Predecessor periods above reflect a reduction of $127 in 2026 and $151 in 2025 for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)Predecessor periods above reflect a reduction of $102 in 2026 and $121 in 2025 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
(3)Amounts capitalized as buildings and improvements are depreciated over the estimated useful lives of the related assets.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
For the six months ended June 30, 2026 and 2025, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Successor	Predecessor
		Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
	Financial Statement Line Item
Pursuant to business management agreement:
Business management fees (1)	General and administrative expenses	$583	$5,687	$6,151

Pursuant to property management agreement:
Property management fees (2)	Other operating expenses	$456	$5,625	$5,696
Construction supervision fees	Buildings and improvements (3)	7	201	649
		$463	$5,826	$6,345
Expense reimbursement:
Property level expenses	Other operating expenses	$741	$9,343	$11,169
Other reimbursed expenses	General and administrative expenses	—	88	101
		$741	$9,431	$11,270
(1)Predecessor periods above reflect a reduction of $278 in 2026 and $302 in 2025 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
(2)Predecessor periods above reflect a reduction of $223 in 2026 and $242 in 2025 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
(3)Amounts capitalized as buildings and improvements are depreciated over the estimated useful lives of the related assets.
Based on our common share total return, as defined in our prior business management agreement, as of June 30, 2026, no estimated incentive fees were included in the net business management fees we recognized for the three and six months ended June 30, 2026. The Amended Business Management Agreement does not provide for an incentive fee payable to RMR. We did not incur an incentive fee payable to RMR for the year ended December 31, 2025.
Management Agreement Between Our Joint Venture and RMR. RMR provides management services to our unconsolidated joint venture. We are not obligated to pay management fees to RMR under our management agreement with RMR for the services it provides regarding the joint venture. The joint venture pays management fees directly to RMR.
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. Prior to the Effective Date, Adam Portnoy served as the Chair of our Board of Trustees and one of our Managing Trustees, and as of the Effective Date, he was elected a Trustee of our Board of Trustees. Mr. Portnoy is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Yael Duffy, our President and Chief Executive Officer, is also an executive vice president of RMR Inc. and an officer and employee of RMR and, prior to the Effective Date, she served as our other Managing Trustee. Each of our other officers is also an officer and employee of RMR. Mr. Portnoy serves as chair of the boards and as a managing trustee of other public companies to which RMR or its subsidiaries provide management services and one of our other Trustees serves as an independent trustee of certain of these public companies. Other officers of RMR, including Ms. Duffy, serve as managing trustees or officers of certain of these public companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us, each of which was amended and restated in connection with our emergence from the Chapter 11 Cases on the Effective Date. Pursuant to the Amended Business Management Agreement (i) we issued to RMR 439,072 common shares, which is equal to 2.0% of our outstanding common shares on the Effective Date, and (ii) we may issue to RMR common shares equal to up to an additional

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
8.0% of our outstanding common shares upon the satisfaction of certain financial and/or performance metrics to be determined by our Board of Trustees. RMR also provides management services to our unconsolidated joint venture. See Note 10 for more information regarding the Amended RMR Management Agreements and our unconsolidated joint venture’s management agreement with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for the three and six months ended June 30, 2026 and 2025 as follows:

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Three Months Ended June 30, 2025
Rental income from RMR for leased space	$30	$164	$232

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
Rental income from RMR for leased space	$30	$344	$433
Sonesta. Sonesta International Hotels Corporation, or Sonesta, operates a 246,000 square foot hotel within a mixed-use property in Washington D.C. under a management agreement, or the Sonesta Management Agreement, that expires on December 31, 2040, and includes two 10-year renewal options. The Sonesta Management Agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotel, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta Management Agreement further provides that we are paid an additional return of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding furniture, fixtures and equipment, or FF&E, reserves and paying Sonesta’s incentive fee, if applicable. The stated annual owner’s priority return is $7,500 and increases by 8.0% of our out-of-pocket capital expenditures and will increase annually to 102% of our prior year’s annual owner’s priority return. We are responsible for any capital expenditures in excess of available funds in the FF&E reserve. Our annual priority return under the Sonesta Management Agreement as of June 30, 2026 was $7,637. The Sonesta Management Agreement requires that 1.0% of gross revenues for 2025, 3.0% of gross revenues for 2026 and 4.0% of gross revenues for each calendar year thereafter be escrowed for future capital expenditures as FF&E reserves.
Hotel operating revenues, realized returns under the Sonesta Management Agreement and FF&E escrow amounts funded during the three and six months ended June 30, 2026 and 2025 were as follows:

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Three Months Ended June 30, 2025
Hotel operating revenues	$1,283	$8,100	$9,417
Hotel returns	$228	$1,968	$2,260
FF&E escrow deposits	$38	$244	$101

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
Hotel operating revenues	$1,283	$15,202	$16,570
Hotel returns	$228	$2,789	$3,170
FF&E escrow deposits	$38	$456	$182
Sonesta owed us $407 and $231 in returns under the Sonesta Management Agreement as of June 30, 2026 and December 31, 2025, respectively. Amounts due from Sonesta are included in due from related persons in our condensed consolidated balance sheets. We are required to maintain working capital under the Sonesta Management Agreement and advanced $548 of working capital in 2025 to meet the cash needs for hotel operations.
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
The following tables present management, brand promotion and loyalty fees, which are included in other operating expenses in our condensed consolidated statements of comprehensive income (loss), for the three and six months ended June 30, 2026 and 2025:

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Three Months Ended June 30, 2025
Management fee	$15	$73	$139
Brand promotion fee	44	278	162
Loyalty fee	31	199	146
Total management, brand promotion and loyalty fees	$90	$550	$447

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
Management fee	$15	$104	$245
Brand promotion fee	44	520	285
Loyalty fee	31	372	278
Total management, brand promotion and loyalty fees	$90	$996	$808

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Prior to the Effective Date, we were amortizing a straight line rent receivable through July 2053, the original expiration date of a prior lease for the hotel with Sonesta, as an increase to other operating expenses in our condensed consolidated statements of comprehensive income (loss). The remaining unamortized balance was written off to reorganization costs, net as of the Effective Date. During the Predecessor period, we recognized $91 and $199 of amortization expense during the three and six months ended June 30, 2026, respectively, and $108 and $216 for the three and six months ended June 30, 2025, respectively. As of December 31, 2025, the remaining unamortized balance of this receivable was $11,911.
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
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2026, our wholly owned properties were comprised of 122 properties and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. As of June 30, 2026, our properties are located in 29 states and the District of Columbia and contain approximately 17,113,000 rentable square feet. As of June 30, 2026, our properties were leased to 211 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.2 years. The U.S. government is our largest tenant, representing approximately 18.0% of our annualized rental income as of June 30, 2026. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of June 30, 2026, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Leases representing approximately $59,671, or 14.4%, of our annualized rental income, are scheduled to expire on or before December 31, 2027 and we may be unable to renew leases or find replacement tenants. Certain shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as ongoing market and economic conditions, including government spending and budget priorities, continue to impact the office sector and our portfolio. The demand for office space continues to face headwinds, including in markets where we have a concentration of properties, such as Washington, D.C., and declining rents and increasing costs to relet space when tenants can be identified continue to impact the market. The duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Higher interest rates, inflationary pressures, changes in government policies including the potential reduction of U.S. federal office leases and potential impacts from tariffs, geopolitical events or an economic recession, continue to cause disruptions in financial markets could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. In addition, prospective tenants may delay their decision to lease space due to current economic conditions. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing at our properties.
Voluntary Reorganization Under and Emergence from Chapter 11 Bankruptcy
On the Petition Date, the Debtors commenced the Chapter 11 Cases in the Bankruptcy Court. In connection with the filing of the Chapter 11 Cases, we entered into the RSA with certain holders of the Old September 2029 Notes, to implement a court-supervised financial restructuring pursuant to the transactions contemplated in the RSA. During the pendency of the Chapter 11 Cases, we continued to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. While the commencement of the Chapter 11 Cases constituted an event of default under certain of our debt agreements, enforcement of any remedies in respect of such events of default was automatically stayed during the pendency of the Chapter 11 Cases.
On April 21, 2026, we filed the Plan with the Bankruptcy Court and on April 22, 2026, the Bankruptcy Court confirmed the Plan. On the Effective Date, the conditions precedent to the effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. For more information regarding the Chapter 11 Cases, the RSA and the Plan, including the material terms thereof, see Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Going Concern
Prior to and during the Chapter 11 Cases, substantial doubt about our ability to continue as a going concern existed. As a result of the restructuring transactions completed in connection with the emergence from the Chapter 11 Cases on the Effective Date, we reduced our aggregate outstanding debt obligations by approximately $714,000, while also increasing the weighted average term to maturity of our indebtedness. Following emergence, the reduction in indebtedness and extension of debt maturities improved our financial flexibility, alleviated near-term refinancing pressures and restored our ability to pursue capital market alternatives that were not available prior to emergence.

We currently have $425,000 outstanding under our credit agreement that matures in January 2027 and are required to make $50,000 of principal payments under the 2029 Secured Exit Notes during the next twelve months. We currently expect to satisfy these obligations through our existing cash balances, operating cash flows, asset sales and potential capital market transactions. As part of these plans, we are currently actively working with a bank on options to refinance our revolving credit facility and term loan prior to its maturity and we have identified 32 properties for sale, two of which were sold in July 2026 for an aggregate gross sales price of $58,500, nine of which are under agreement to sell for an aggregate gross sales price of $49,675, and the remaining 21 of which are being actively marketed.
After considering the actions through the restructuring and management’s plans, including anticipated asset sales and refinancing activities, management believes it is probable that we will be able to satisfy our obligations as they become due during the next 12 months. Accordingly, management concluded that the conditions that previously existed to cause substantial doubt about our ability to continue as a going concern have been alleviated.
For more information about the risks relating to these dynamics and conditions and their impacts on us and our business, see Part I, Item IA, “Risk Factors”, of our 2025 Annual Report.
Nasdaq Listing
Our previous common shares were delisted from The Nasdaq Stock Market LLC, or Nasdaq, on October 6, 2025. We re-applied for and were approved to be relisted on Nasdaq on June 18, 2026. Our Reorganized Common Equity trades under the symbol “OPI”.
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
Occupancy data for our properties as of June 30, 2026 and 2025 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	June 30,		June 30,
	2026	2025	2026	2025
Total properties	122	125	90	90
Total rentable square feet (3)	17,113	17,270	13,422	13,423
Percent leased (4)	77.9%	81.2%	88.7%	89.0%
(1)Based on properties we owned on June 30, 2026 and 2025, respectively.
(2)Based on properties we owned continuously since January 1, 2025; excludes 32 properties classified as held for sale and two properties owned by an unconsolidated joint venture in which we owned a 51% interest.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our properties for the three and six months ended June 30, 2026 and 2025 were as follows:

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Three Months Ended June 30, 2025
Average effective rental rate per square foot (1):
All properties (2)	$34.39	$34.89	$31.98
Comparable properties (3)	$35.53	$30.19	$28.82

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
Average effective rental rate per square foot (1):
All properties (2)	$34.39	$33.73	$32.13
Comparable properties (3)	$35.53	$29.90	$28.58
(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on June 30, 2026 and 2025, respectively.
(3)Based on properties we owned continuously since April 1, 2025; excludes 32 properties classified as held for sale and two properties owned by an unconsolidated joint venture in which we owned a 51% interest as of June 30, 2026.
During the three and six months ended June 30, 2026, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	13,375	3,738	17,113	13,390	3,723	17,113
Changes resulting from:
Lease expirations	(216)	216	—	(443)	443	—
Lease renewals (1)	154	(154)	—	331	(331)	—
New leases (1)	22	(22)	—	57	(57)	—
End of period	13,335	3,778	17,113	13,335	3,778	17,113
(1)Based on leases entered during the three and six months ended June 30, 2026.

During the three and six months ended June 30, 2026, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Three Months Ended June 30, 2026
	New Leases	Renewals	Total
Rentable square feet leased	22	154	176
Tenant leasing costs and concession commitments (1)	$327	$2,486	$2,813
Tenant leasing costs and concession commitments per rentable square foot (1)	$14.71	$16.18	$16.00
Weighted (by square feet) average lease term (years)	4.1	7.7	7.3
Total leasing costs and concession commitments per rentable square foot per year (1)	$3.55	$2.10	$2.20

	Six Months Ended June 30, 2026
	New Leases	Renewals	Total
Rentable square feet leased	57	331	388
Tenant leasing costs and concession commitments (1)	$840	$6,489	$7,329
Tenant leasing costs and concession commitments per rentable square foot (1)	$14.72	$19.65	$18.93
Weighted (by square feet) average lease term (years)	2.6	6.3	5.7
Total leasing costs and concession commitments per rentable square foot per year (1)	$5.69	$3.12	$3.29
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the Successor period ended June 30, 2026, effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the Successor period ended June 30, 2026, were as follows (square feet in thousands):

	Successor
	Period from June 18 through June 30, 2026 (1)
	New Effective Rent Per Square Foot (2)	Rentable Square Feet
New leases	$48.35	15
Lease renewals	$46.50	60
Total leasing activity	$46.86	75
(1)Information includes effective rental rates for the Successor period only, as effective rental rates established during the Predecessor period are not comparable as a result of fresh start accounting.
(2)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.

During the three and six months ended June 30, 2026 and 2025, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Three Months Ended June 30, 2025
Lease related costs (1)	$5,745	$2,757	$8,830
Building improvements (2)	126	1,989	4,327
Recurring capital expenditures	5,871	4,746	13,157
Development, redevelopment and other activities (3)	4	(115)	565
Total capital expenditures	$5,875	$4,631	$13,722

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
Lease related costs (1)	$5,745	$11,215	$19,557
Building improvements (2)	126	4,339	7,338
Recurring capital expenditures	5,871	15,554	26,895
Development, redevelopment and other activities (3)	4	(6)	648
Total capital expenditures	$5,875	$15,548	$27,543
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
As of June 30, 2026, we had estimated unspent leasing related obligations of $48,106, of which we expect to spend $31,517 over the next 12 months.
As of June 30, 2026, we had leases at our properties totaling approximately 2,030,000 rentable square feet that were scheduled to expire on or before December 31, 2027. As of August 4, 2026, we expect tenants with leases totaling approximately 660,000 rentable square feet that are scheduled to expire on or before December 31, 2027, 458,000 of which are related to properties we have identified for sale, excluding space that has been re-leased and space for which we are in advanced negotiations to re-lease, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. We continue to proactively engage with our existing tenants and are focused on overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations, early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew leases with current tenants or attract new tenants to our properties.

As of June 30, 2026, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2026	24	206	1.5%	1.5%	$8,028	1.9%	1.9%
2027	37	1,824	13.7%	15.2%	51,643	12.5%	14.4%
2028	20	514	3.9%	19.1%	28,375	6.9%	21.3%
2029	39	1,091	8.2%	27.3%	35,914	8.7%	30.0%
2030	33	1,079	8.1%	35.4%	35,009	8.5%	38.5%
2031	30	1,689	12.7%	48.1%	44,247	10.7%	49.2%
2032	18	612	4.6%	52.7%	20,462	5.0%	54.2%
2033	15	1,258	9.4%	62.1%	26,539	6.4%	60.6%
2034	12	1,736	13.0%	75.1%	47,053	11.4%	72.0%
2035 and thereafter	36	3,326	24.9%	100.0%	115,457	28.0%	100.0%
Total	264	13,335	100.0%		$412,727	100.0%

Weighted average remaining lease term (in years)		6.2			6.2
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of June 30, 2026, tenants occupying approximately 2.4% of our rentable square feet and responsible for approximately 2.8% of our annualized rental income as of June 30, 2026 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036 and 2037, early termination rights become exercisable by other tenants who occupied an additional approximately 0.5%, 1.5%, 5.3%, 3.2%, 2.4%, 0.7%, 4.3%, 0.3%, 1.1%, 0.2% and 0.2%, of our rentable square feet, respectively, and contributed an additional approximately 0.8%, 2.2%, 6.5%, 3.3%, 3.0%, 0.8%, 5.8%, 0.9%, 1.7%, 0.4% and 0.3% of our annualized rental income, respectively, as of June 30, 2026. In addition, as of June 30, 2026, pursuant to leases with six of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These six tenants occupied approximately 4.5% of our rentable square feet and contributed approximately 5.2% of our annualized rental income as of June 30, 2026.
(2)Leased square feet is pursuant to leases existing as of June 30, 2026, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.

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
As of June 30, 2026, we derived 24.1% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession could reduce demand from tenants at our properties, reduce rents that our tenants are willing to pay when our leases expire or increase lease concessions for new leases and renewals. Additionally, although the current administration has issued so called return to work mandates, there has been a decrease in demand for leased office space by the U.S. government, including in the metropolitan Washington, D.C. market area, which could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of June 30, 2026, tenants contributing 61.0% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 1.2% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of June 30, 2026, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	2,415	18.1%	$74,469	18.0%
2	Alphabet Inc. (Google)	Investment Grade	386	2.9%	22,473	5.4%
3	IG Investments Holdings LLC	Not Rated	337	2.5%	19,240	4.7%
4	Bank of America Corporation	Investment Grade	577	4.3%	18,756	4.5%
5	Shook, Hardy & Bacon L.L.P.	Not Rated	412	3.1%	13,869	3.4%
6	Northrop Grumman Corporation	Investment Grade	337	2.5%	11,882	2.9%
7	State of California	Investment Grade	367	2.8%	10,899	2.6%
8	State of Georgia	Investment Grade	308	2.3%	9,253	2.2%
9	Compass Group plc	Investment Grade	267	2.0%	6,927	1.7%
10	Automatic Data Processing, Inc.	Investment Grade	289	2.2%	6,722	1.6%
11	Genesys Cloud Services Holdings I, LLC	Non Investment Grade	275	2.1%	6,618	1.6%
12	Primerica, Inc.	Investment Grade	344	2.6%	6,161	1.5%
13	Church & Dwight Co., Inc.	Investment Grade	250	1.9%	6,098	1.5%
14	Leidos Holdings Inc.	Investment Grade	159	1.2%	6,075	1.5%
15	AT&T Inc.	Investment Grade	425	3.2%	5,981	1.4%
16	Science Applications International Corp	Non Investment Grade	159	1.2%	5,436	1.3%
17	CommScope Holding Company Inc.	Investment Grade	96	0.7%	5,006	1.2%
18	Rocky Mountain University of Health Professions, Inc.	Not Rated	170	1.3%	4,920	1.2%
19	Hartford Financial Services Group Inc	Investment Grade	143	1.1%	4,583	1.1%
20	Berkshire Hathaway Inc.	Investment Grade	134	1.0%	4,533	1.1%
21	BAE Systems plc	Investment Grade	139	1.0%	4,283	1.0%
22	Open Text Corporation	Non Investment Grade	142	1.1%	4,132	1.0%
	Tenants not representing 1% or more of total annualized income		5,204	38.9%	154,411	37.6%
	Total		13,335	100.0%	$412,727	100.0%
Segment Information
We operate in one business segment: ownership and leasing of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Three Months Ended June 30, 2025
Rental income	$18,359	$98,473	$114,499
Operating expenses:
Real estate taxes	2,045	10,736	12,111
Utility expenses	1,081	4,664	5,683
Other operating expenses	4,019	26,303	31,237
Total operating expenses	7,145	41,703	49,031
Net operating income (1)	$11,214	$56,770	$65,468

Other expenses:
Depreciation and amortization	8,094	54,436	43,838
Loss on impairment of real estate	—	—	2,426
Transaction related costs	—	—	3,940
General and administrative	1,263	4,213	4,816
Total other expenses	9,357	58,649	55,020

Gain on sale of real estate	—	—	159
Interest and other income	949	368	788
Fair value adjustment of warrants	1,491	—	—
Interest expense	(6,544)	(42,341)	(52,507)
Net gain on early extinguishment of debt	—	—	148
Reorganization items, net	(894)	(745,342)	—
Loss before income tax expense and equity in net earnings (losses) of investees	(3,141)	(789,194)	(40,964)
Income tax expense	(38)	(207)	(94)
Equity in net earnings (losses) of investees	92	382	(128)
Net loss	$(3,087)	$(789,019)	$(41,186)

Weighted average common shares outstanding	21,954	72,916	71,282

Per common share data (basic and diluted):
Net loss	$(0.14)	$(10.82)	$(0.58)
(1)Our definition of net operating income, or NOI, and our reconciliation of Net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”
As a result of our emergence from the Chapter 11 Cases and adoption of fresh start accounting on the Effective Date, the Successor and Predecessor periods are not comparable. The discussion below focuses on the primary factors affecting operating results in the respective periods. References to comparable properties refer to 90 properties we owned on June 30, 2026 and which we owned continuously since January 1, 2025 and excludes 32 properties classified as held for sale, or the “non-comparable” properties, and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
Rental income. Rental income increased for comparable properties due to higher expense reimbursements and increased rental rates at certain of our properties, partially offset by lower rental income at certain non-comparable properties due to increased vacancy. Rental income during the 2026 Predecessor period included a termination fee of $8,810 received related to the early termination of a lease at a property that is being marketed for sale, largely offset by the write off of the straight line rent receivable for this lease. Rental income includes non-cash straight line rent adjustments totaling $1,337 for the Successor and $(2,999) for the Predecessor in the 2026 period and $6,636 in the Predecessor 2025 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $141 for the Successor and $118 for the Predecessor in the 2026 period and $159 in the 2025 period.
Real estate taxes. Real estate taxes reflect higher assessed values at certain of our properties in the 2026 Successor and Predecessor periods.
Utility expenses. Utility expenses reflect higher electricity usage and rates for comparable properties, partially offset by a decrease for non-comparable properties due to lower electricity usage resulting from increased vacancy in the 2026 Successor and Predecessor periods.
Other operating expenses. Other operating expenses decreased for comparable properties due to lower repairs and maintenance costs and on-site personnel salary and benefits expense in the 2026 Successor and Predecessor periods. Other operating expenses for non-comparable properties increased due to higher repairs and maintenance costs in the 2026 Predecessor period.
Depreciation and amortization. Depreciation and amortization in the 2026 Predecessor period reflects accelerated amortization of lease related assets resulting from the early termination of a lease at a property that is being marketed for sale. Depreciation and amortization during the Successor period reflects the reset in basis of our real estate and lease intangible assets as a result of fresh start accounting.
Loss on impairment of real estate. We recorded a $2,426 loss on impairment of real estate in the 2025 period to reduce the carrying value of one property to its estimated fair values less costs to sell.
Transaction related costs. Transaction related costs in the 2025 period consist of costs related to our evaluation of potential financing transactions.
General and administrative. General and administrative expenses in the 2026 Predecessor period reflect higher share-based compensation due to the recognition of vesting expense of our unvested share awards upon cancellation of those awards on the Effective Date.
Gain on sale of real estate. We recorded a $159 gain on sale of real estate related to disposition activities in the 2025 period.
Interest and other income. The increase in interest and other income in the Successor period is primarily due to the receipt of escrow funds related to a prior year asset sale.
Fair value adjustment of warrants. Fair value adjustment of warrants represents the change in fair value in the New Warrants as of June 30, 2026 compared to the fair value as of the Effective Date.
Interest expense. The decrease in interest expense in the 2026 Predecessor period is primarily due to our adoption of ASC 852 as a result of the Chapter 11 Cases, pursuant to which we ceased recognition of interest expense on our senior unsecured notes and wrote-off unamortized discounts and issuance costs related to LSTC as of the Petition Date resulting in lower amortization expense in the 2026 Predecessor period, partially offset by interest expense incurred at default rates as a result of the Chapter 11 Cases under certain of our debt instruments. Interest expense in the Successor period reflects interest expense related to our indebtedness following the Effective Date. For more information regarding our adoption of ASC 852 and the Chapter 11 Cases, see Notes 1 and 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net gain on early extinguishment of debt. We recorded a net gain on early extinguishment of debt of $148 in the 2025 period related to the reduction of debt principal related to a senior note exchange in the 2025 period, partially offset by the write off of unamortized discounts and issuance costs related to the partial redemption of our prior senior secured notes due 2027.
Reorganization Items, net. Reorganization items, net in the 2026 Predecessor period represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of our loss on fresh start accounting adjustments, gains on settlement of LSTC and bankruptcy-related professional fees. Reorganization items, net in the Successor period include costs related to professionals retained through the closure of matters related to the Chapter 11 Cases. For more information regarding reorganization items, net and the Chapter 11 Cases, see Notes 1 and 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Net loss. Net loss in the 2026 and 2025 periods reflects the items noted above.
Weighted average common shares outstanding and per common share data. Weighted average common shares outstanding and per common share data reflect the cancellation of our previously outstanding common shares and the issuance of common shares of Reorganized Common Equity upon emergence from the Chapter 11 Cases on the Effective Date. For more information regarding our Reorganized Common Equity and the Chapter 11 Cases, see Notes 1 and 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
Rental income	$18,359	$207,341	$228,114
Operating expenses:
Real estate taxes	2,045	23,830	25,569
Utility expenses	1,081	13,743	13,250
Other operating expenses	4,019	56,585	62,442
Total operating expenses	7,145	94,158	101,261
Net operating income (1)	$11,214	$113,183	$126,853

Other expenses:
Depreciation and amortization	8,094	98,519	87,571
Loss on impairment of real estate	—	—	2,426
Transaction related costs	—	—	4,816
General and administrative	1,263	8,512	9,874
Total other expenses	9,357	107,031	104,687

Loss on sale of real estate	—	—	(4,578)
Interest and other income	949	799	1,950
Fair value adjustment of warrants	1,491	—	—
Interest expense	(6,544)	(84,548)	(105,885)
Net loss on early extinguishment of debt	—	—	(95)
Reorganization items, net	(894)	(804,874)	—
Loss before income tax expense and equity in net earnings (losses) of investees	(3,141)	(882,471)	(86,442)
Income tax expense	(38)	(61)	(231)
Equity in net earnings (losses) of investees	92	492	(380)
Net loss	$(3,087)	$(882,040)	$(87,053)

Weighted average common shares outstanding	21,954	73,267	70,275

Per common share data (basic and diluted):
Net loss	$(0.14)	$(12.04)	$(1.24)

n/m - not meaningful
(1)Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
As a result of our emergence from the Chapter 11 Cases and adoption of fresh start accounting on the Effective Date, the Successor and Predecessor periods are not comparable. The discussion below focuses on the primary factors affecting operating results in the respective periods. References to comparable properties refer to 90 properties we owned on June 30, 2026 and which we owned continuously since January 1, 2025 and excludes 32 properties classified as held for sale, or the “non-comparable” properties, and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
Rental income. Rental income for comparable properties increased primarily due to higher expense reimbursements. Rental income for non-comparable properties declined due to increased vacancies at certain properties and the write off of a straight line rent receivable in the 2026 Predecessor period related to the early termination of a lease at a property that is being marketed for sale, partially offset by a termination fee of $8,810 received for this lease. Rental income includes non-cash straight line rent adjustments totaling $1,337 for the Successor and $(1,063) for the Predecessor in the 2026 period and $13,492 in the

Predecessor 2025 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $141 for the Successor and $258 for the Predecessor in the 2026 period and $282 in the Predecessor 2025 period.
Real estate taxes. Real estate taxes at non-comparable properties reflect higher assessed values at certain properties in the 2026 Successor and Predecessor periods.
Utility expenses. Utility expenses reflect higher electricity usage and rates in the 2026 Successor and Predecessor periods.
Other operating expenses. Other operating expenses reflect lower on-site personnel salary and benefits expense and lower repairs and maintenance costs in the 2026 Successor and Predecessor periods.
Depreciation and amortization. Depreciation and amortization in the 2026 Predecessor period reflects accelerated amortization of lease related assets resulting from the early termination of a lease at a property that is being marketed for sale. Depreciation and amortization in the Successor period reflects the reset in basis of our real estate and lease intangible assets as a result of fresh start accounting.
Loss on impairment of real estate. We recorded a $2,426 loss on impairment of real estate in the 2025 period to reduce the carrying value of one property to its estimated fair value less costs to sell.
Transaction related costs. Transaction related costs in the 2025 period consist of costs related to our evaluation of potential financing transactions.
General and administrative. General and administrative expenses in the 2026 Predecessor period reflect lower normal course legal fees incurred during the pendency of the Chapter 11 Cases, partially offset by higher share-based compensation recorded in the 2026 Predecessor period compared to the 2025 period due to the recognition of vesting expense of our unvested share awards upon cancellation of those awards on the Effective Date.
Loss on sale of real estate. We recorded a $4,578 net loss on sale of real estate resulting from the sale of three properties in the 2025 period.
Interest and other income. The decrease in interest and other income in the 2026 Predecessor period is primarily due to higher cash balances invested and higher rates in the 2025 period. The increase in the Successor period reflects the receipt of escrow funds related to a prior year asset sale.
Fair value adjustment of warrants. Fair value adjustment of warrants represents the change in fair value in the New Warrants as of June 30, 2026 compared to the fair value as of the Effective Date.
Interest expense. The decrease in interest expense in the 2026 Predecessor period is primarily due to our adoption of ASC 852 as a result of the Chapter 11 Cases, pursuant to which we ceased recognition of interest expense on our senior unsecured notes and wrote-off unamortized discounts and issuance costs related to LSTC as of the Petition Date resulting in lower amortization expense in the 2026 Predecessor period, partially offset by interest expense incurred at default rates as a result of the Chapter 11 Cases under certain of our debt instruments. Interest expense in the Successor period reflects interest expense related to our indebtedness following the Effective Date. For more information regarding our adoption of ASC 852 and the Chapter 11 Cases, see Notes 1 and 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net loss on early extinguishment of debt. We recorded a net loss on early extinguishment of debt of $95 in the 2025 period related to a senior note exchange and the write off of unamortized discounts and issuance costs related to the partial redemption of our prior senior secured notes due 2027.
Reorganization Items, net. Reorganization items, net in the 2026 Predecessor period represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of our loss on fresh start accounting adjustments, gains on settlement of LSTC and bankruptcy-related professional fees. Reorganization items, net in the Successor period include costs related to professionals retained through the closure of matters related to the Chapter 11 Cases. For more information regarding reorganization items, net and the Chapter 11 Cases, see Notes 1 and 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. Income tax expense is primarily the result of operating income earned in jurisdictions where we are subject to state income taxes and can fluctuate based on the timing of our income, including as a result of gains or losses on the sale of real estate or repayment of debt.

Equity in net earnings (losses) of investees. Equity in net earnings (losses) of investees represents our proportionate share of losses from our investment in an unconsolidated joint venture which owns two properties.
Net loss. Net loss in the 2026 and 2025 periods reflects the items noted above.
Weighted average common shares outstanding and per common share data. Weighted average common shares outstanding and per common share data reflect the cancellation of our previously outstanding common shares and the issuance of common shares of Reorganized Common Equity upon emergence from the Chapter 11 Cases on the Effective Date. For more information regarding our Reorganized Common Equity and the Chapter 11 Cases, see Notes 1 and 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following tables present the reconciliation of net loss to NOI for the three and six months ended June 30, 2026 and 2025:

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Three Months Ended June 30, 2025
Net loss	$(3,087)	$(789,019)	$(41,186)
Equity in net (earnings) losses of investees	(92)	(382)	128
Income tax expense	38	207	94
Loss before income tax expense and equity in net losses	(3,141)	(789,194)	(40,964)
Reorganization items, net	894	745,342	—
Fair value adjustment of warrants	(1,491)	—	—
Net gain on early extinguishment of debt	—	—	(148)
Interest expense	6,544	42,341	52,507
Interest and other income	(949)	(368)	(788)
Gain on sale of real estate	—	—	(159)
General and administrative	1,263	4,213	4,816
Transaction related costs	—	—	3,940
Loss on impairment of real estate	—	—	2,426
Depreciation and amortization	8,094	54,436	43,838
NOI	$11,214	$56,770	$65,468

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
Net loss	$(3,087)	$(882,040)	$(87,053)
Equity in net (earnings) losses of investees	(92)	(492)	380
Income tax expense	38	61	231
Loss before income tax expense and equity in net (earnings) losses of investees	(3,141)	(882,471)	(86,442)
Reorganization items, net	894	804,874	—
Fair value adjustment of warrants	(1,491)	—	—
Net loss on early extinguishment of debt	—	—	95
Interest expense	6,544	84,548	105,885
Interest and other income	(949)	(799)	(1,950)
Loss on sale of real estate	—	—	4,578
General and administrative	1,263	8,512	9,874
Transaction related costs	—	—	4,816
Loss on impairment of real estate	—	—	2,426
Depreciation and amortization	8,094	98,519	87,571
NOI	$11,214	$113,183	$126,853

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

The following tables present the reconciliation of net income (loss) to FFO and Normalized FFO for the three and six months ended June 30, 2026 and 2025:

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from April 1 through June 17, 2026	Three Months Ended June 30, 2025
Net loss	$(3,087)	$(789,019)	$(41,186)
Add (less): Depreciation and amortization:
Consolidated properties	8,094	54,436	43,838
Unconsolidated joint venture properties	84	459	708
Loss on impairment of real estate	—	—	2,426
Gain on sale of real estate	—	—	(159)
FFO	5,091	(734,124)	5,627
Add (less): Reorganization items, net	894	745,342	—
Default interest expense	—	3,900	—
Transaction related costs	—	—	3,940
Fair value adjustment of warrants	(1,491)	—	—
Gain on early extinguishment of debt	—	—	(148)
Normalized FFO	$4,494	$15,118	$9,419

Weighted average common shares outstanding (basic and diluted)	21,954	72,916	71,282

Per common share amounts (basic and diluted):
Net loss	$(0.14)	$(10.82)	$(0.58)
FFO	$0.23	$(10.07)	$0.08
Normalized FFO	$0.20	$0.21	$0.13

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
Net loss	$(3,087)	$(882,040)	$(87,053)
Add (less): Depreciation and amortization
Consolidated properties	8,094	98,519	87,571
Unconsolidated joint venture properties	84	1,041	1,336
Loss on impairment of real estate	—	—	2,426
Loss on sale of real estate	—	—	4,578
FFO	5,091	(782,480)	8,858
Add (less): Reorganization items, net	894	804,874	—
Default interest expense	—	7,192	—
Transaction related costs	—	—	4,816
Fair value adjustment of warrants	(1,491)	—	—
Loss on early extinguishment of debt	—	—	95
Normalized FFO	$4,494	$29,586	$13,769

Weighted average common shares outstanding (basic and diluted)	21,954	73,267	70,275

Per common share amounts (basic and diluted):
Net loss	$(0.14)	$(12.04)	$(1.24)
FFO	$0.23	$(10.68)	$0.13
Normalized FFO	$0.20	$0.40	$0.20
LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources (dollar amounts in thousands, except per share amounts)
As discussed in Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, on the Effective Date, the conditions precedent to the effectiveness of the Plan were satisfied and we emerged from the Chapter 11 Cases. Among other things, the Plan provided for the elimination of approximately $714,000 of debt, we issued the 2029 Secured Exit Notes and the 2031 Secured Exit Notes, entered into the credit agreement amendment and re-instated certain other debt. After emergence, our principal sources of funds to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate from our properties and net proceeds from property sales. Our future cash flows from operating activities will depend primarily upon:
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
We expect to sell properties, or sell an interest in properties through joint venture arrangements, from time to time in order to manage leverage levels or improve our liquidity. As part of these efforts, we have identified 32 properties for sale, two of which were sold in July 2026 for an aggregate gross sales price of $58,500, nine of which are under agreement to sell for an aggregate gross sales price of $49,675, and the remaining 21 of which are being actively marketed. We expect to sell all but one of the properties under agreement in the third quarter of 2026, and that the balance of these asset sales will be completed by 2027. Our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change. We expect to use the net sales proceeds from property sales to repay debt. There can be no assurance we will be successful selling any of these properties or what the amount of proceeds we may realize will be.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Successor	Predecessor
	Period from June 18 through June 30, 2026	Period from January 1 through June 17, 2026	Six Months Ended June 30, 2025
Cash, cash equivalents and restricted cash at beginning of period	$95,225	$80,661	$275,165
Net cash provided by (used in):
Operating activities	9,564	(111,683)	3,811
Investing activities	—	(22,337)	4,506
Financing activities	—	148,584	(191,528)
Cash, cash equivalents and restricted cash at end of period	$104,789	$95,225	$91,954
The change from cash provided by operating activities in the 2025 Predecessor period to cash used in operating activities in the 2026 Predecessor period was primarily due to professional fees paid in connection with the Chapter 11 Cases and decreased NOI related to reductions in occupied space at certain of our properties in the 2026 Predecessor period. Cash provided by operating activities in the Successor period reflects operations of our properties subsequent to the Effective Date. The change from cash provided by investing activities in the 2025 Predecessor period to cash used in investing activities in the 2026 Predecessor period was primarily due to lower proceeds from property sales. The change from cash used in financing activities in the 2025 Predecessor period to cash provided by financing activities in the 2026 Predecessor period was primarily due to the repayment of our senior unsecured notes due 2025 in the 2025 Predecessor period and borrowings under our DIP Facility in the 2026 Predecessor period.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to meet cash needs to pay operating or capital expenses and make distributions, we maintain a revolving credit facility under our credit agreement. Our obligations under our credit agreement are secured by a pledge by certain of our subsidiaries of all of their respective equity interests in certain of our direct and indirect property owning subsidiaries and first mortgage liens on 19 properties owned by the pledged subsidiaries with a gross book value of real estate assets of $502,072 as of June 30, 2026. The maturity date of our credit agreement is January 29, 2027. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement was at a rate of the SOFR plus a margin of 350 basis points through the Petition Date. Effective on the Petition Date, interest payable on borrowings under our credit agreement changed to a rate of the U.S. federal prime rate plus a margin of 250 basis points. Effective February 4, 2026, in accordance with an order entered by the Bankruptcy Court, the margin increased to 450 basis points pursuant to the default rate stipulated in our credit agreement. In accordance with the Plan, upon emergence, we were required to pay interest under the default rate retroactive to the Petition Date. Pursuant to the credit agreement amendment and beginning on the Effective Date, interest payable on borrowings under our credit agreement is at a rate of SOFR plus a margin of 550 basis points, which margin increases to 750 basis points effective January 1, 2027. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at June 30, 2026. As of June 30, 2026, the annual interest rate payable on borrowings under our credit agreement was 9.2%. As of June 30, 2026, and August 4, 2026, our $325,000 revolving credit facility was fully drawn and $100,000 was outstanding under our term loan. We are currently evaluating possible debt refinancing alternatives to address our credit agreement maturity.
On August 1, 2026, we made a required $5,000 principal repayment on our 2029 Secured Exit Notes using cash on hand. The notes also require mandatory principal payments as follows: $15,000 on or before November 1, 2026, $30,000 on or before February 1, 2027 and $45,000 on or before each of February 1, 2028 and 2029. We currently expect to pay these amounts with cash on hand and proceeds from asset sales.
As of June 30, 2026, our debt maturities (other than our revolving credit facility), consisting of senior notes, a term loan and mortgage notes, were as follows:

Year	Debt Maturities
2026	$20,000
2027	130,000
2028	168,487
2029	590,279
2030	300
2031 and thereafter	473,254
Total	$1,382,320
None of our senior secured notes require sinking fund payments prior to their respective maturity dates. Our mortgage notes currently require monthly payments of interest only; however, certain of our mortgage notes will require payments of principal and interest after a specified date through maturity.
In addition to our debt obligations, as of June 30, 2026, we had estimated unspent leasing related obligations of $48,106, of which we expect to spend $31,517 over the next 12 months using cash on hand.
We owned a 51% interest in an unconsolidated joint venture which owned two properties at June 30, 2026. As of June 30, 2026, the properties owned by this joint venture were encumbered by $48,645 principal amount of mortgage indebtedness, none of which is recourse to us. As of June 30, 2026, we did not control the activities that are most significant to this joint venture and, as a result, we accounted for our investment in this joint venture under the equity method of accounting. The filing of the Chapter 11 Cases constituted an event of default under the mortgage note secured by the properties owned by this joint venture. This joint venture remains current on debt service under this mortgage note and continues to own, operate and lease the collateral properties. For more information on the financial condition and results of operations of this joint venture, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than this joint venture, as of June 30, 2026, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations as of June 30, 2026 consisted of (i) $325,000 of borrowings outstanding under our revolving credit facility, (ii) $100,000 outstanding principal amount under our secured term loan, (iii) an outstanding principal balance of $1,105,000 of senior notes and (iv) mortgage notes with an outstanding principal balance of $177,320. Also, the two properties owned by the joint venture in which we own a 51% interest secure an additional mortgage note. Our senior notes are governed by indentures. Our credit agreement and senior notes indentures provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and senior notes indentures also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the level of $0.01 per common share per quarter. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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
Fresh Start Accounting
In connection with our emergence from bankruptcy and in accordance with ASC 852, we qualified for and applied fresh start accounting on the Effective Date. Under fresh start accounting, we were required to determine our reorganization value and allocate that value to our individual assets and liabilities based on their estimated fair value in accordance with FASB ASC Topic 820, Fair Value Measurements and FASB ASC Topic 805, Business Combinations. Significant judgments and estimates were used in determining reorganization value and the fair values assigned to our properties, investment in unconsolidated joint venture, long-term debt and warrants. Key assumptions include projected operating cash flows, capitalization rates, discount rates, hold periods and financing assumptions. Because these estimates were based on conditions and expectations as of the Effective Date, actual results may differ materially from those estimates.
A discussion of our critical accounting estimates is included in our 2025 Annual Report. Except for the fresh start accounting valuation estimates described above, there have been no significant changes in our critical accounting estimates since the year ended December 31, 2025.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our ability to continue as a going concern; our leverage levels; demand for office space; our future leasing activity, commitments and obligations; economic and market conditions; our liquidity needs, debt repayments and financing sources, including potentially refinancing our revolving credit facility and term loan; our capital expenditure plans and commitments; our pending or potential dispositions; and the amount and timing of future distributions.
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

•Competition within the commercial real estate industry, particularly in those markets in which our properties are located,
•Our ability to sell properties at prices we target, and the timing of such sales,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants,
•The financial strength of our tenants,
•Risks and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of prolonged high inflation, cost overruns, supply chain challenges, tariffs, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
•Our ability to pay distributions to our shareholders,
•Our ability to acquire properties that realize our targeted returns,
•The ability of our manager, RMR, to successfully manage us,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown, elimination or reduction of government agencies and programs or failure to increase the government debt ceiling on our ability to collect rents and pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including Adam Portnoy, RMR, Sonesta and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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

Part II. Other Information
Item 1. Legal Proceedings
Chapter 11 Bankruptcy Proceedings
On the Effective Date, the conditions precedent to the effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases. For more information regarding the Chapter 11 Cases, see Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors from those previously disclosed in our 2025 Annual Report.
Item 6. Exhibits

Exhibit Number	Description
2.1	Order Confirming Fourth Amended Joint Chapter 11 Plan of Reorganization of OPI and Its Debtor Affiliates. (Incorporated by reference to OPI’s Current Report on Form 8-K filed on April 28, 2026.)
2.2	Fourth Amended Joint Chapter 11 Plan of Reorganization of OPI and Its Debtor Affiliates. (Incorporated by reference to OPI’s Current Report on Form 8-K filed on April 28, 2026.)
3.1	Composite Copy of Articles of Amendment and Restatement of OPI, dated June 17, 2026. (Filed herewith.)
3.2	Composite Copy of Articles of Amendment and Restatement of OPI, dated June 17, 2026. (marked copy) (Filed herewith.)
3.3	Fourth Amended and Restated Bylaws of OPI, adopted June 17, 2026. (Incorporated by reference to OPI’s Registration Statement on Form 8-A filed on June 17, 2026, File No. 001-34364.)
3.4	Fourth Amended and Restated Bylaws of OPI, adopted June 17, 2026. (marked copy) (Filed herewith.)
4.1
Indenture, dated as of February 12, 2024, among OPI, certain of its subsidiaries named therein and Wilmington Trust, N.A. (as successor to U.S. Bank Trust Company, National Association), relating to the 9.000% Senior Secured Notes due 2029, including form thereof. (Incorporated by reference to OPI's Current Report on Form 8-K filed on February 12, 2024.)

4.2
Indenture, dated as of June 17, 2026, among OPI, certain subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent, relating to the 10.000% Senior Secured Notes due 2031. (Incorporated by reference to OPI’s Current Report on Form 8-K filed on June 23, 2026.)

4.3
Indenture, dated as of June 17, 2026, among Office Properties Income Intermediate Holdco II Trust LLC, OPI, Office Properties Income Intermediate Holdco I Trust LLC, certain subsidiary guarantors party thereto, and UMB Bank, N.A., as trustee and collateral agent, relating to the 8.375% Senior Secured Limited OPI Guaranteed Notes due 2029. (Incorporated by reference to OPI’s Current Report on Form 8-K filed on June 23, 2026.)

4.4
Warrant Agreement, dated as of June 17, 2026, between OPI and CSC Delaware Trust Company, as warrant agent (including forms of Warrant). (Incorporated by reference to OPI's Current Report on Form 8-K filed on June 23, 2026.)

10.1
Third Amended and Restated Business Management Agreement, dated as of June 17, 2026, between OPI and The RMR Group LLC. (Incorporated by reference to OPI’s Current Report on Form 8-K filed on June 23, 2026.)

10.2
Third Amended and Restated Property Management Agreement, dated as of June 17, 2026, between OPI and The RMR Group LLC. (Incorporated by reference to OPI’s Current Report on Form 8-K filed on June 23, 2026.)

10.3
Waiver and Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of June 17, 2026, among OPI WF Borrower LLC, OPI, OPI WF Holding LLC, the lenders party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent. (Incorporated by reference to OPI’s Current Report on Form 8-K filed on June 23, 2026.)

10.4	Preemptive Rights Agreement, dated as of June 17, 2026, by and among OPI and certain of its shareholders. (Incorporated by reference to OPI’s Current Report on Form 8-K filed on June 23, 2026.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Letter Agreement dated as of June 17, 2026, between OPI and The RMR Group LLC regarding Third Amended and Restated Property Management Agreement. (Filed herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ Yael Duffy
Yael Duffy
President and Chief Executive Officer
Dated: August 5, 2026

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 5, 2026