Form 10-Q
period 2026-09-30
OFFICE PROPERTIES INCOME TRUST
filed 2026-11-09
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 6, 2026: 21,953,601.

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2026

References in this Quarterly Report on Form 10-Q to OPI, we, us or our include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise. References to “Predecessor” relate to OPI’s financial position and results of operations up to and including the date of its emergence from the Chapter 11 Cases (as defined herein), and references to “Successor” relate to OPI’s financial position and results of operations after the date of its emergence from the Chapter 11 Cases.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	Successor	Predecessor
	September 30, 2026	December 31, 2025
ASSETS
Real estate properties:
Land	$607,033	$706,623
Buildings and improvements	506,249	2,970,072
Total real estate properties, gross	1,113,282	3,676,695
Accumulated depreciation	(5,490)	(729,543)
Total real estate properties, net	1,107,792	2,947,152
Acquired real estate leases, net	780,803	150,254
Assets of properties held for sale	149,541	—
Cash and cash equivalents	60,643	29,486
Restricted cash	24,884	51,175
Rents receivable	26,546	164,114
Investment in unconsolidated joint venture	13,233	16,965
Deferred leasing costs, net	6,177	98,268
Due from related persons	—	231
Other assets, net	29,123	30,951
Total assets	$2,198,742	$3,488,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured debt, net	$1,619,058	$889,557
Accounts payable and other liabilities	74,374	126,856
Assumed real estate lease obligations, net	30,991	8,374
Liabilities of properties held for sale	5,179	—
Due to related persons	3,467	4,689
Total liabilities not subject to compromise	1,733,069	1,029,476
Liabilities subject to compromise	—	1,578,133
Total liabilities	1,733,069	2,607,609

Commitments and contingencies

Shareholders’ equity:
Successor common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized, 21,953,601 shares issued and outstanding in 2026	220	—
Predecessor common shares of beneficial interest, $.01 par value: 250,000,000 shares authorized, 73,941,128 shares issued and outstanding in 2025	—	739
Additional paid in capital	514,323	2,658,471
Cumulative net loss	(48,870)	(308,307)
Cumulative common distributions	—	(1,469,916)
Total shareholders’ equity	465,673	880,987
Total liabilities and shareholders’ equity	$2,198,742	$3,488,596
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025

Rental income	$114,165	$109,127

Expenses:
Real estate taxes	12,895	13,648
Utility expenses	8,320	7,718
Other operating expenses	29,491	30,739
Depreciation and amortization	49,746	42,834
Loss on impairment of real estate	5,858	—
Transaction related costs	—	22,904
General and administrative	4,916	4,964
Total expenses	111,226	122,807

(Loss) gain on sale of real estate	(5,543)	6
Fair value adjustment of warrants	647	—
Interest and other income	556	802
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $1,627 and $11,986, respectively)	(39,918)	(53,259)
Net loss on early extinguishment of debt	(1,047)	(354)
Reorganization items, net	(4,176)	—
Loss before income taxes and equity in net earnings (losses) of investees	(46,542)	(66,485)
Income tax benefit	382	261
Equity in net earnings (losses) of investees	377	(115)
Net loss	$(45,783)	$(66,339)

Weighted average common shares outstanding (basic and diluted)	21,954	73,480

Per common share amounts (basic and diluted):
Net loss	$(2.09)	$(0.90)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025

Rental income	$132,524	$207,341	$337,241

Expenses:
Real estate taxes	14,940	23,830	39,217
Utility expenses	9,401	13,743	20,968
Other operating expenses	33,510	56,585	93,181
Depreciation and amortization	57,840	98,519	130,405
Loss on impairment of real estate	5,858	—	2,426
Transaction related costs	—	—	27,720
General and administrative	6,179	8,512	14,838
Total expenses	127,728	201,189	328,755

Loss on sale of real estate	(5,543)	—	(4,572)
Fair value adjustment of warrants	2,138	—	—
Interest and other income	1,505	799	2,752
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $1,863, $4,653 and $35,269, respectively)	(46,462)	(84,548)	(159,144)
Net loss on early extinguishment of debt	(1,047)	—	(449)
Reorganization items, net	(5,070)	(804,874)	—
Loss before income taxes and equity in net earnings (losses) of investees	(49,683)	(882,471)	(152,927)
Income tax benefit (expense)	344	(61)	30
Equity in net earnings (losses) of investees	469	492	(495)
Net loss	$(48,870)	$(882,040)	$(153,392)

Weighted average common shares outstanding (basic and diluted)	21,954	73,267	71,355

Per common share amounts (basic and diluted):
Net loss	$(2.23)	$(12.04)	$(2.15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Loss	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2025 (Predecessor)	73,941,128	$739	$2,658,471	$(308,307)	$(1,469,916)	$880,987
Common share grants	—	—	165	—	—	165
Net loss	—	—	—	(93,021)	—	(93,021)
Balance at March 31, 2026 (Predecessor)	73,941,128	739	2,658,636	(401,328)	(1,469,916)	788,131
Common share grants	—	—	888	—	—	888
Net loss	—	—	—	(789,019)	—	(789,019)
Cancellation of Predecessor equity	(73,941,128)	(739)	(2,659,524)	1,190,347	1,469,916	—
Issuance of Successor common shares	21,953,577	220	514,322	—	—	514,542
Balance at June 17, 2026 (Predecessor)	21,953,577	$220	$514,322	$—	$—	$514,542

Balance at June 18, 2026 (Successor)	21,953,577	$220	$514,322	$—	$—	$514,542
Net loss	—	—	—	(3,087)	—	(3,087)
Balance at June 30, 2026 (Successor)	21,953,577	220	514,322	(3,087)	—	511,455
Net loss	—	—	—	(45,783)	—	(45,783)
Warrants exercised	24	—	1	—	—	1
Balance at September 30, 2026 (Successor)	21,953,601	$220	$514,323	$(48,870)	$—	$465,673
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Loss	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2024 (Predecessor)	69,824,743	$698	$2,656,548	$(35,933)	$(1,468,509)	$1,152,804
Issuance of common shares, net	238,343	3	142	—	—	145
Common share grants	—	—	279	—	—	279
Net loss	—	—	—	(45,867)	—	(45,867)
Distributions to common shareholders	—	—	—	—	(698)	(698)
Balance at March 31, 2025 (Predecessor)	70,063,086	701	2,656,969	(81,800)	(1,469,207)	1,106,663
Issuance of common shares, net	3,933,346	39	922	—	—	961
Common share grants	—	—	205	—	—	205
Common share repurchases	(20,242)	—	(6)	—	—	(6)
Net loss	—	—	—	(41,186)	—	(41,186)
Distributions to common shareholders	—	—	—	—	(709)	(709)
Balance at June 30, 2025 (Predecessor)	73,976,190	740	2,658,090	(122,986)	(1,469,916)	1,065,928
Common share grants	—	—	238	—	—	238
Common share repurchases	(32,751)	(1)	(26)	—	—	(27)
Net loss	—	—	—	(66,339)	—	(66,339)
Balance at September 30, 2025 (Predecessor)	73,943,439	$739	$2,658,302	$(189,325)	$(1,469,916)	$999,800
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,870)	$(882,040)	$(153,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,490	75,685	90,224
Net amortization of debt premiums, discounts and issuance costs	1,863	4,653	35,269
Amortization of acquired real estate leases and assumed real estate lease obligations, net	51,289	15,586	31,336
Amortization of deferred leasing costs	106	8,865	10,539
Loss on sale of real estate	5,543	—	4,572
Loss on impairment of real estate	5,858	—	2,426
Net loss (gain) on extinguishment of debt	1,047	—	(1,134)
Fair value adjustment to warrants	(2,138)	—	—
Non-cash reorganization items	—	648,892	—
Straight line rental income	(8,989)	1,063	(18,242)
Other non-cash expenses, net	—	751	231
Equity in net (earnings) losses of investees	(469)	(492)	495
Total adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities:
Rents receivable	(611)	(2,797)	(943)
Due from related persons	924	(692)	—
Deferred leasing costs	(4,499)	(2,635)	(12,471)
Other assets	(1,462)	4,707	(10,601)
Accounts payable and other liabilities	(51,184)	18,136	14,719
Due to related persons	143	(1,365)	(1,393)
Net cash used in operating activities	(45,959)	(111,683)	(8,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(12,922)	(22,337)	(35,781)
Proceeds from sale of property, net	111,607	—	28,266
Net cash provided by (used in) investing activities	98,685	(22,337)	(7,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior unsecured notes	—	—	(171,600)
Proceeds from issuance of senior secured notes	418,714	—	—
Repayment of senior secured notes	(48,614)	—	(26,998)
Repayments on revolving credit facility	(325,000)	—	—
Repayments on secured term loan	(100,000)	—	—
Payment of debt issuance costs	(7,525)	—	(1,195)
Borrowings on debtor-in-possession secured term loan	—	115,000	—
Proceeds from rights offering	—	33,584	—
Proceeds from issuance of common shares, net	—	—	1,106
Repurchases of common shares	—	—	(32)
Proceeds from warrants exercised	1	—	—
Distributions to common shareholders	—	—	(1,407)
Net cash (used in) provided by financing activities	(62,424)	148,584	(200,126)

(Decrease) increase in cash, cash equivalents and restricted cash	(9,698)	14,564	(216,006)
Cash, cash equivalents and restricted cash at beginning of period	95,225	80,661	275,165
Cash, cash equivalents and restricted cash at end of period	$85,527	$95,225	$59,159
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$50,939	$80,604	$115,390
Income taxes paid	$29	$279	$151
Cash paid for reorganization items, net	$40,083	$128,246	$—

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$7,021	$7,535	$8,872

NON-CASH FINANCING ACTIVITIES:
Extinguishment of unsecured senior notes in exchange for senior priority guaranteed unsecured notes	$—	$—	$(6,537)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	Successor	Predecessor
	As of September 30, 2026	As of September 30, 2025
Cash and cash equivalents	$60,643	$44,609
Restricted cash (1)	24,884	14,550
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$85,527	$59,159
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Office Properties Income Trust and its subsidiaries, or OPI, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Due to the lack of comparability with historical consolidated financial statements, our unaudited condensed consolidated financial statements and related footnotes are presented with a “black line” that separates the Predecessor and Successor periods to emphasize the lack of comparability between amounts presented after the Effective Date (as defined below) and amounts presented for all prior periods. The Successor’s financial results for future periods following the adoption of fresh start accounting will be different from historical trends and the differences may be material. See Note 2 “Fresh Start Accounting” for additional information.

The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and assessment of impairment of real estate and the related intangibles. There were no material changes to our significant accounting policies during the Predecessor and Successor periods of fiscal year 2026, compared to the significant accounting policies described in our 2025 Annual Report.

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
During the pendency of the Chapter 11 Cases, the Debtors continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors were authorized to pay all debts and honor all obligations arising in the ordinary course of their business after the Petition Date. While the commencement of the Chapter 11 Cases constituted an event of default under certain of our debt agreements, enforcement of any remedies in respect of such events of default was automatically stayed during the pendency of the Chapter 11 Cases.
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
In accordance with the Plan approved by the Bankruptcy Court, the following significant transactions occurred on the Effective Date:

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
•We issued $420,000 of new 10.000% senior secured notes due 2031, or the 2031 Secured Exit Notes. The 2031 Secured Exit Notes require semi-annual interest payments, may be prepaid at any time and were initially secured by first liens on 48 of our properties, 19 of which previously secured the Old September 2029 Notes, and second liens on the 19 properties then securing our credit agreement (as defined below). The 2031 Secured Exit Notes and 6,183,467 of newly issued common shares of beneficial interest, $.01 par value per share, of OPI, or the Reorganized Common Equity, were issued in settlement of allowed claims relating to the Old September 2029 Notes. See Notes 4 and 7 for more information for subsequent activities related to these notes and the collateral properties.
•A newly formed bankruptcy-remote special purpose vehicle, which is a direct, wholly owned subsidiary of ours, issued $385,000 of new 8.375% senior secured notes due 2029, or the 2029 Secured Exit Notes, in accordance with the terms of the settlement with certain holders of our previously outstanding 3.25% senior secured notes due 2027, or the Old 2027 Senior Secured Notes. The 2029 Secured Exit Notes require quarterly interest payments, may be prepaid at any time, subject to certain early redemption fees, and were initially secured by first liens on 31 of our properties which previously secured the Old 2027 Senior Secured Notes as of the Effective Date. On July 31, 2026, we paid a settlement fee of $10,000 in accordance with the terms of the settlement with certain holders of the Old 2027 Senior Secured Notes. See Notes 4 and 7 for more information for subsequent activities related to these notes and the collateral properties.
•We entered into a waiver and amendment, or the credit agreement amendment, to our credit agreement which governed our then outstanding $325,000 secured revolving credit facility and $100,000 secured term loan, or our credit agreement, pursuant to which, (i) all of the defaults under our credit agreement arising from the Chapter 11 Cases were permanently waived, (ii) interest payable on borrowings under our credit agreement was set at a rate of the secured overnight financing rate, or SOFR, plus a margin of 550 basis points, which margin would increase to 750 basis points effective January 1, 2027, and (iii) our credit agreement was ratified and confirmed and remained in full force and effect. In September 2026, we fully repaid our $325,000 secured revolving credit facility and $100,000 secured term loan, both of which were scheduled to mature on January 29, 2027, and terminated our credit agreement. See Note 7 for more information regarding the credit agreement repayment.
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
Note 2. Fresh Start Accounting
Adoption of ASC 852
Effective on the Petition Date, we applied Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 852, Reorganizations, or ASC 852, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. Beginning on the Petition Date, these requirements included distinguishing transactions directly associated with the reorganization reported separately as reorganization items, net in the condensed consolidated statement of comprehensive income (loss) and distinguishing certain liabilities subject to compromise, or LSTC, in the condensed consolidated balance sheet.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
References to Successor relate to the financial position and results of operations of OPI after the Effective Date and references to Predecessor relate to the financial position and results of operations of OPI up to and including the Effective Date. As a result, the condensed consolidated financial statements subsequent to the Effective Date are not comparable with the condensed consolidated financial statements as of or prior to that date.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
(f)Changes in accounts payable and other liabilities include the following:

Accrual of certain success fee	$14,825
Issuance of New Warrants	10,700
Accrual of settlement fee	10,000
Reinstatement of accounts payable from liabilities subject to compromise	4,186
Payment of accrued lender fees and expenses	(20,646)
Equitization of DIP Facility fees	(12,500)
Settlement of postpetition accrued interest	(11,495)
Reclassification of accounts payable and other liabilities for properties held for sale	(7,698)
Payment of accrued interest on certain prepetition debt from cash and cash equivalents	(5,876)
Payment of accrued interest on certain prepetition debt from restricted cash	(2,460)
Net change in accounts payable and other liabilities	$(20,964)
(g)LSTC settled in accordance with the Plan and the resulting gain were determined as follows:

Liabilities subject to compromise	$1,565,485
Less: Reinstatement of accounts payable from liabilities subject to compromise	(4,186)

Consideration provided to settle amounts per Plan:
Issuance of 2031 Secured Exit Notes	(420,000)
Issuance of 2029 Secured Exit Notes	(385,000)
Issuance of Reorganized Common Equity to holders of certain prepetition claims	(192,758)
Issuance of Reorganized Common Equity in connection with the Rights Offering	(48,856)
Cash proceeds from Rights Offering	33,584
Issuance of New Warrants	(10,700)
Recognition of settlement fee	(10,000)
Issuance of Reorganized Common Equity in connection with the Rights Offering backstop agreement	(3,500)
Net gain on settlement of liabilities subject to compromise	$524,069
(h)Represents the cancellation of Predecessor equity.
(i)Changes in Successor equity include the following:

Issuance of Reorganized Common Equity in connection with the settlement of DIP Facility and DIP Facility fee claims	$259,137
Issuance of Reorganized Common Equity to holders of prepetition claims	192,758
Issuance of Reorganized Common Equity in connection with the Rights Offering	48,856
Issuance of Reorganized Common Equity to RMR in connection with the Amended Business Management Agreement	10,291
Issuance of Reorganized Common Equity in connection with the Rights Offering backstop agreement	3,500
Net change in Successor equity	$514,542

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
Reorganization items, net. Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of bankruptcy-related professional fees and adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts. The following tables present reorganization items, net during the three and nine months ended September 30, 2026:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2026	Period from April 1 through June 17, 2026	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026
Professional fees	$4,176	$84,919	$5,070	$142,748
Debt issuance costs	—	3,528	—	5,465
Interest income earned on debtor-in-possession borrowings	—	(72)	—	(306)
Net gain on the settlement of liabilities subject to compromise	—	(524,069)	—	(524,069)
Net loss on fresh start adjustments	—	1,062,753	—	1,062,753
Loss on settlement of DIP Facility claims, including fees and expenses	—	118,825	—	118,825
Other items, net	—	(542)	—	(542)
Total reorganization items, net	$4,176	$745,342	$5,070	$804,874
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

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Numerators:
Net loss used in calculating earnings per common share	$(45,783)	$(66,339)

Denominators:
Weighted average common shares outstanding - basic and diluted	21,954	73,480

Net loss per common share - basic and diluted	$(2.09)	$(0.90)

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
Numerators:
Net loss	$(48,870)	$(882,040)	$(153,392)
Income attributable to unvested participating securities	—	—	(12)
Net loss used in calculating earnings per common share	$(48,870)	$(882,040)	$(153,404)

Denominators:
Weighted average common shares outstanding - basic and diluted	21,954	73,267	71,355

Net loss per common share - basic and diluted	$(2.23)	$(12.04)	$(2.15)

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 4. Real Estate Properties
As of September 30, 2026, our 109 wholly owned properties contained approximately 15,575,000 rentable square feet, with an undepreciated carrying value of $1,240,077. We also had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2026 and 2044. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended September 30, 2026, we entered into 13 leases for approximately 400,000 rentable square feet for a weighted (by rentable square feet) average lease term of 8.7 years, and we made commitments of $7,699 for leasing related costs. During the nine months ended September 30, 2026, we entered into 35 leases for approximately 788,000 rentable square feet for a weighted (by rentable square feet) average lease term of 7.2 years, and we made commitments of $15,028 for leasing related costs. As of September 30, 2026, we had estimated unspent leasing related obligations of $42,665, of which $8,361 relates to properties identified for sale.
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. Impairment indicators may include declining tenant occupancy, lack of progress re-leasing vacant space, tenant bankruptcies, low long-term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining useful lives of our long lived assets. If we change our estimate of the remaining useful lives, we allocate the carrying value of the affected assets over their revised remaining useful lives.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Dispositions
During the nine months ended September 30, 2026, we sold 13 properties containing approximately 1,538,000 rentable square feet for an aggregate sales price of $143,400, excluding closing costs. The sales of these properties, as presented in the table below, do not represent significant dispositions, nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate
July 2026	1	Redwood City, CA	63,000	$16,500	$128
July 2026	1	Philadelphia, PA	441,000	42,000	32
August 2026	1	Richmond, VA	50,000	3,250	(17)
August 2026	1	Baltimore, MD	85,000	5,050	(972)
August 2026	1	Lakewood, CO	167,000	3,700	34
September 2026	1	Pittsford, NY	55,000	3,750	20
September 2026	2	Annapolis, MD	103,000	18,500	349
September 2026	2	Indianapolis, IN	275,000	5,500	342
September 2026	1	San Jose, CA	61,000	17,000	(542)
September 2026	1	Washington, D.C.	140,000	6,150	(1,120)
September 2026	1	San Jose, CA	98,000	22,000	(3,797)
	13		1,538,000	$143,400	$(5,543)
As of September 30, 2026, we had 19 properties containing approximately 2,152,000 rentable square feet classified as held for sale in our condensed consolidated balance sheet, one of which was sold in October 2026 and 15 of which are under agreement to sell as summarized below:

Status	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Loss on Impairment of Real Estate
Sold October 2026	1	Reston, VA	135,000	$12,100	$2,311
Under Agreement	1	Kansas City, MO	88,000	4,400	—
Under Agreement	2	Columbia, MD	87,000	10,300	—
Under Agreement	1	Washington, D.C.	253,000	9,500	734
Under Agreement	3	Irving, TX	458,000	33,550	—
Under Agreement	1	Washington, D.C.	130,000	15,750	243
Under Agreement	1	Montgomery, AL	58,000	8,300	—
Under Agreement	1	Montgomery, AL	49,000	7,600	—
Under Agreement	1	Stockton, CA	22,000	6,300	—
Under Agreement	1	Parsippany, NJ	151,000	13,302	—
Under Agreement	1	Reston, VA	275,000	18,125	—
Under Agreement	1	Colonie, NY	64,000	3,350	—
Under Agreement	1	Ann Arbor, MI	82,000	3,600	2,570
	16		1,852,000	$146,177	$5,858
(1)Gross sales price is the gross contract price, excluding closing costs.

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
Unconsolidated Joint Venture
As of September 30, 2026, we owned an interest in one joint venture that owned two properties. We accounted for this investment under the equity method of accounting.
As of September 30, 2026 and December 31, 2025, our investment in our unconsolidated joint venture is as follows:

		OPI Carrying Value of Investment at
		Successor	Predecessor
Joint Venture	OPI Ownership	September 30, 2026	December 31, 2025	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$13,233	$16,965	2	Fairfax, VA	346
As of September 30, 2026 and December 31, 2025, the mortgage debt of our unconsolidated joint venture is as follows:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at September 30, 2026 (2)	Principal Balance at December 31, 2025 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$48,412	$49,106
(1)Includes the effect of mark to market accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interest in the joint venture we did not own. None of the debt is recourse to us.
The filing of the Chapter 11 Cases constituted an event of default under the mortgage note secured by the properties owned by the Prosperity Metro Plaza joint venture. The Prosperity Metro Plaza joint venture remains current on its debt service under this mortgage note and continues to own, operate and lease the collateral properties.
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
On the Effective Date, we established a new basis in our investment in our unconsolidated joint venture based on our proportionate share of the fair value of the joint venture’s underlying assets and liabilities. We elected not to adopt pushdown accounting and the joint venture continues to report assets and liabilities at the historical amount. As of the Effective Date, the fair value of our investment in the joint venture approximated our proportionate share of the carrying value of the assets of the joint venture, and as a result, there is no longer a basis difference.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
We recorded rental income under our leases during the three and nine months ended September 30, 2026 and 2025, including adjustments to increase rental income to record revenue on a straight line basis during the three and nine months ended September 30, 2026 and 2025 as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Rental income from leases	$107,562	$103,049
Non-cash straight line rent adjustments included in rental income	$7,652	$4,750

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
Rental income from leases	$124,638	$192,139	$314,593
Non-cash straight line rent adjustments included in rental income	$8,989	$(1,063)	$18,242
As of September 30, 2026 (Successor) and December 31, 2025 (Predecessor), accounts receivable, excluding properties classified as held for sale, included $8,933 and $151,525 of straight line rents receivable, respectively. We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments are included in the following table for the three and nine months ended September 30, 2026 and 2025:

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Variable lease payments	$19,300	$19,947
Tenant reimbursements included in variable lease payments	$18,450	$19,161

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
Variable lease payments	$22,421	$35,650	$58,717
Tenant reimbursements included in variable lease payments	$21,442	$34,148	$56,417
Note 6. Concentration
Tenant and Credit Concentration
As of September 30, 2026 and 2025, the U.S. government and certain state and other government tenants combined were responsible for approximately 27.3% and 25.5%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 18.9% and 17.0% of our annualized rental income as of September 30, 2026 and 2025, respectively. We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Geographic Concentration
As of September 30, 2026, our 109 wholly owned properties were located in 27 states and the District of Columbia. Properties located in Virginia, Georgia, Texas, Illinois and California were responsible for approximately 15.0%, 11.5%, 10.9%, 10.9% and 10.6% of our annualized rental income as of September 30, 2026, respectively.
Note 7. Indebtedness
As of September 30, 2026 and December 31, 2025, our outstanding debt principal consisted of the following:

	Successor	Predecessor
	September 30, 2026	December 31, 2025

Secured revolving credit facility, due in 2027 (1)	$—	$325,000
Secured term loan, due in 2027 (1)	—	100,000
Debtor-in-possession term loan, 12.000% interest rate, due in 2026	—	10,225
Senior unsecured notes, 2.650% interest rate, due in 2026 (2)	—	133,929
Senior unsecured notes, 2.400% interest rate, due in 2027 (2)	—	78,306
Senior secured notes, 3.250% interest rate, due in 2027 (2)	—	417,994
Mortgage note payable, 8.272% interest rate, due in 2028	42,700	42,700
Mortgage note payable, 8.139% interest rate, due in 2028	26,340	26,340
Mortgage note payable, 7.671% interest rate, due in 2028	54,300	54,300
Senior secured notes, 9.000% interest rate, due in March 2029	300,000	300,000
Senior secured notes, 9.000% interest rate, due in September 2029 (2)	—	609,999
Senior secured notes, 8.375% interest rate, due in December 2029	336,386	—
Senior unsecured notes, 8.000% interest rate, due in 2030 (2)	—	14,439
Senior secured notes, 10.000% interest rate, due in June 2031	420,000	—
Senior secured notes, 8.750% interest rate, due in October 2031	425,000	—
Senior unsecured notes, 3.450% interest rate, due in 2031 (2)	—	102,402
Mortgage note payable, 7.210% interest rate, due in 2033	30,680	30,680
Mortgage note payable, 7.305% interest rate, due in 2033	8,400	8,400
Mortgage note payable, 7.717% interest rate, due in 2033	14,900	14,900
Senior unsecured notes, 6.375% interest rate, due in 2050 (2)	—	162,000
	1,658,706	2,431,614
Unamortized debt premiums, discounts and issuance costs	(39,648)	(22,988)
	$1,619,058	$2,408,626
(1)In September 2026, we repaid all amounts due under our secured revolving credit facility and secured term loan and terminated our credit agreement.
(2)In connection with the commencement of the Chapter 11 Cases, the principal amount of these instruments was reclassified to LSTC in our consolidated balance sheet as of December 31, 2025 and the applicable debt issuance costs and discounts were written off to reorganization items, net in our consolidated statement of comprehensive net income (loss). See Note 2 for further information on our LSTC and their treatment under fresh start accounting.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Senior Secured Notes Issuance and Credit Agreement Repayment
In September 2026, we issued $425,000 aggregate principal amount of 8.75% senior secured notes due 2031, or the October 2031 Notes, raising net proceeds of $407,790, after initial purchaser discounts and other offering expenses. The October 2031 Notes bear interest at a rate of 8.750%, require semi-annual interest payments and are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and by first mortgage liens on 19 properties with a gross book value of real estate assets of $502,609 as of September 30, 2026, that previously secured our secured revolving credit facility and secured term loan.
We used the net proceeds from the offering of the October 2031 Notes, together with cash on hand, to repay all amounts outstanding under our secured revolving credit facility and secured term loan, and we terminated our credit agreement.
Until its repayment, our $325,000 secured revolving credit facility and $100,000 secured term loan were governed by our credit agreement with a syndicate of institutional lenders. The maturity date of our credit agreement was January 29, 2027. Interest payable on borrowings under our credit agreement was previously at a rate of SOFR plus a margin of 350 basis points through the Petition Date. Effective on the Petition Date, interest payable on borrowings under our credit agreement changed to a rate of the U.S. federal prime rate plus a margin of 250 basis points. Effective February 4, 2026, in accordance with an order entered by the Bankruptcy Court, the margin increased to 450 basis points pursuant to the default rate stipulated in our credit agreement. In accordance with the Plan, upon emergence, we were required to pay interest under the default rate retroactive to the Petition Date. Pursuant to the credit agreement amendment and beginning on the Effective Date, interest payable on borrowings under our credit agreement was at a rate of SOFR plus a margin of 550 basis points. We were also required to pay an unused facility fee on the amount of total lending commitments of 25 basis points per annum based on amounts outstanding.
The weighted average annual interest rate for borrowings under our credit agreement during the three and nine months ended September 30, 2026 was 9.1% and 10.4%, respectively, and 7.9% for both the three and nine months ended September 30, 2025.
Secured Senior Notes
Our $420,000 of 2031 Secured Exit Notes bear interest at a rate of 10.000%, require semi-annual interest payments, may be prepaid at any time and are currently secured by first liens on 40 of our properties, 19 of which previously secured the Old September 2029 Notes, that had an aggregate gross book value of real estate assets of $583,396 as of September 30, 2026, and second liens on the 19 properties securing the October 2031 Notes. In November 2026, we optionally redeemed $31,587 of the 2031 Secured Exit Notes using proceeds from collateral asset sales.
Our $336,386 of 2029 Secured Exit Notes bear interest at a rate of 8.375%, require quarterly interest payments, may be prepaid at any time, subject to certain early redemption fees, and are secured by first liens on 26 of our properties that had an aggregate gross book value of real estate assets of $406,185 as of September 30, 2026. As required under these notes, we made a required principal payment of $5,000 on August 1, 2026 and redeemed an additional $43,614 related to collateral asset sales during the three and nine months ended September 30, 2026. As a result, we recorded a loss on extinguishment of debt related to these redemption payments of $1,047 during the three and nine months ended September 30, 2026. In October 2026, we redeemed an additional $14,630 related to a collateral asset sale and made an additional required mandatory principal payment of $15,000 on October 30, 2026. These notes also require additional mandatory principal payments of $30,000 by February 1, 2027 and $45,000 on or before each of February 1, 2028 and 2029.
Our $300,000 of 9.000% senior secured notes due March 2029 were reinstated upon emergence from the Chapter 11 Cases, require semi-annual interest payments, are prepayable at any time, subject to certain early redemption fees, and are secured by first liens on 17 of our properties that had an aggregate gross book value of real estate assets of $350,451 as of September 30, 2026.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Our senior notes indentures provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. Our senior notes indentures also contain covenants, including covenants that restrict our ability to incur debts and require us to comply with certain financial covenants. The filing of the Chapter 11 Cases constituted an event of default under our credit agreement and our prior senior notes indentures and their supplements which accelerated amounts due under the applicable agreements. Efforts to enforce financial obligations under the applicable agreements were stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement were subject to the applicable provisions of the Bankruptcy Code.
Mortgage Notes
As of September 30, 2026, seven of our properties with an aggregate gross book value of real estate assets of $220,797 were encumbered by mortgage notes, or our Mortgage Notes, with an aggregate principal amount of $177,320. Our Mortgage Notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants. The borrowers under our Mortgage Notes, or the Mortgage Note Borrowers, are certain of our subsidiaries that were not included in the Chapter 11 Cases. However, we provide certain guarantees under our Mortgage Notes, and as a result, the filing of the Chapter 11 Cases constituted an event of default under our Mortgage Notes and each Mortgage Note was transferred to special servicing. The Mortgage Note Borrowers continued to own, operate and lease the applicable collateral properties and remain current on their debt service obligations. As of November 6, 2026, we remain in negotiation with the special servicers and lenders related to four of our Mortgage Notes regarding potential waiver agreements.
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
On February 5, 2026, we entered into an amended and restated debtor-in-possession term loan credit agreement, or the A&R DIP Credit Agreement, pursuant to a final order entered by the Bankruptcy Court on February 4, 2026. The A&R DIP Credit Agreement provided for the DIP Facility, a multiple draw secured debtor-in-possession term loan facility in an aggregate principal amount of up to $125,000, of which: (a) we borrowed $10,000 on November 6, 2025 pursuant to an interim order entered by the Bankruptcy Court; (b) $75,000 was made available to us and drawn as follows: (i) we borrowed $64,300 on February 5, 2026 and (ii) we borrowed $10,700 on March 13, 2026; and (c) we borrowed $40,000, or the Tranche B Term Loan, on April 7, 2026. We had the option to repay borrowings under the DIP Facility in Reorganized Common Equity.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 8. Fair Value of Assets and Liabilities
The following table presents certain of our assets and liabilities measured at fair value at September 30, 2026, categorized by level of inputs as defined in their fair value hierarchy under GAAP, used in the valuation of each asset/liability:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets
Assets of properties held for sale (1)	$40,650	$—	$40,650	$—
Recurring Fair Value Measurements Liabilities
Warrants	$8,562	$—	$—	$8,562
(1)We recorded impairment charges totaling $5,858 to reduce the carrying value of four properties that are classified as held for sale in our condensed consolidated balance sheet to their estimated fair values, less estimated costs to sell of $5,040, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 4 for more information regarding impairment charges and the properties we have classified as held for sale.
The following table reconciles Level 3 instruments for which significant unobservable inputs were used to determine fair value:

For the period from June 18 through September 30, 2026
Balance as of June 17, 2026 (Successor)	$10,700
Fair value adjustment of warrants	(2,138)
Balance as of September 30, 2026 (Successor)	$8,562
Warrants. On the Effective Date, we issued 1,155,450 New Warrants to holders of our previously outstanding senior unsecured notes pursuant to a warrant agreement. Each New Warrant is exercisable for one common share, has an exercise price of $25.00 per share and may be exercised through June 17, 2033. Due to certain features that provide for changes in the settlement amounts, the New Warrants did not meet the criteria for equity classification under FASB ASC Topic 815, Derivatives and Hedging, and are recorded at fair value within accounts payable and other liabilities in our condensed consolidated balance sheet. Changes in fair value are recorded as fair value adjustment of warrants in our condensed consolidated statement of comprehensive income (loss). As of September 30, 2026, the New Warrants had an aggregate fair value of $8,562.
We estimated the fair value of the New Warrants using an option-pricing valuation technique that considered the market value of the underlying common shares, the exercise price and contractual term of the warrants, as well as assumptions regarding expected volatility, risk-free interest rates and expected dividend yield. The table below summarizes the significant inputs used in the option-pricing model as of June 17, 2026 and September 30, 2026:

	As of June 17, 2026	As of September 30, 2026
Underlying stock price	$19.38	$15.93
Exercise price	$25.00	$25.00
Risk free interest rate	4.3%	5.2%
Volatility factor	47%	51%
Expected lives (years)	7.0	6.7
Value per unit	$9.26	$7.41

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Our financial instruments also include our cash and cash equivalents, restricted cash, rents receivable, amounts due from related persons, accounts payable, a revolving credit facility, a term loan, senior notes, mortgage notes payable, a debtor-in-possession secured term loan, amounts due to related persons, other accrued expenses and security deposits. At September 30, 2026 and December 31, 2025, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	Successor		Predecessor
	As of September 30, 2026		As of December 31, 2025
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 2.650% interest rate, due in 2026	$—	$—	$133,929	$13,393
Senior unsecured notes, 2.400% interest rate, due in 2027	—	—	78,306	7,831
Senior secured notes, 3.250% interest rate, due in 2027	—	—	417,994	336,485
Senior secured notes, 9.000% interest rate, due in March 2029	297,315	300,966	281,366	306,444
Senior secured notes, 9.000% interest rate, due in September 2029	—	—	609,999	530,699
Senior secured notes, 8.375% interest rate, due in December 2029	328,551	323,772	—	—
Senior priority guaranteed unsecured notes, 8.000% interest rate, due in 2030	—	—	14,439	4,918
Senior secured notes, 10.000% interest rate, due in June 2031	408,030	414,750	—	—
Senior secured notes, 8.750% interest rate, due in October 2031	407,842	417,563	—	—
Senior unsecured notes, 3.450% interest rate, due in 2031	—	—	102,402	10,240
Senior unsecured notes, 6.375% interest rate, due in 2050	—	—	162,000	12,312
Mortgage notes payable	177,320	175,131	173,840	182,223
Total	$1,619,058	$1,632,182	$1,974,275	$1,404,545
(1)Includes net unamortized debt premiums, discounts and issuance costs totaling $39,648 and $22,115 as of September 30, 2026 and December 31, 2025, respectively. See Notes 2 and 7 for further information on our debt.

For the Successor period, we estimated the fair value of our senior notes using an average of the bid and ask price of the notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date and we estimated the fair values of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. For the Predecessor period, we estimated the fair values of our senior notes (except for our senior priority guaranteed unsecured notes due 2030 and senior unsecured notes due 2050) using an average of the bid and ask price of the notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair value of our senior unsecured notes due 2050 based on the closing price on the OTC Pink Market, (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our senior priority guaranteed unsecured notes due 2030 and our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 9. Shareholders’ Equity
New Common Shares. As discussed in Note 1, on the Effective Date, we issued 21,953,577 shares of Reorganized Common Equity in accordance with the Plan. All of our common shares of beneficial interest issued and outstanding immediately prior to the Effective Date were deemed cancelled, discharged and of no force or effect.
Warrants Exercised. During the three months ended September 30, 2026, 24 warrants were exercised for 24 of our common shares for $1.
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
For the three months ended September 30, 2026 and 2025, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Successor	Predecessor
	Financial Statement Line Item	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025

Pursuant to business management agreement:
Business management fees (1)	General and administrative expenses	$3,500	$3,063

Pursuant to property management agreement:
Property management fees (2)	Other operating expenses	$2,968	$2,890
Construction supervision fees	Buildings and improvements (3)	88	325
		$3,056	$3,215
Expense reimbursement:
Property level expenses	Other operating expenses	$4,954	$4,584
Other reimbursed expenses	General and administrative expenses	44	51
		$4,998	$4,635
(1)Predecessor periods above reflect a reduction of $150 in 2025 for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)Predecessor periods above reflect a reduction of $121 in 2025 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
(3)Amounts capitalized as buildings and improvements are depreciated over the estimated useful lives of the related assets.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
For the nine months ended September 30, 2026 and 2025, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Successor	Predecessor
		Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
	Financial Statement Line Item
Pursuant to business management agreement:
Business management fees (1)	General and administrative expenses	$4,083	$5,687	$9,214

Pursuant to property management agreement:
Property management fees (2)	Other operating expenses	$3,424	$5,625	$8,586
Construction supervision fees	Buildings and improvements (3)	95	201	974
		$3,519	$5,826	$9,560
Expense reimbursement:
Property level expenses	Other operating expenses	$5,695	$9,343	$15,753
Other reimbursed expenses	General and administrative expenses	44	88	152
		$5,739	$9,431	$15,905
(1)Predecessor periods above reflect a reduction of $278 in 2026 and $452 in 2025 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
(2)Predecessor periods above reflect a reduction of $223 in 2026 and $363 in 2025 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
(3)Amounts capitalized as buildings and improvements are depreciated over the estimated useful lives of the related assets.
Based on our common share total return, as defined in our prior business management agreement, as of September 30, 2026, no estimated incentive fees were included in the net business management fees we recognized for the three and nine months ended September 30, 2026. The Amended Business Management Agreement does not provide for an incentive fee payable to RMR. We did not incur an incentive fee payable to RMR for the year ended December 31, 2025.
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
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for the three and nine months ended September 30, 2026 and 2025 as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Rental income from RMR for leased space	$194	$211

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
Rental income from RMR for leased space	$224	$344	$644
Sonesta. Sonesta International Hotels Corporation, or Sonesta, operates a 246,000 square foot hotel within a mixed-use property in Washington D.C. under a management agreement, or the Sonesta Management Agreement, that expires on December 31, 2040, and includes two 10-year renewal options. The Sonesta Management Agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotel, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta Management Agreement further provides that we are paid an additional return of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding furniture, fixtures and equipment, or FF&E, reserves and paying Sonesta’s incentive fee, if applicable. The stated annual owner’s priority return is $7,500 and increases by 8.0% of our out-of-pocket capital expenditures and will increase annually to 102% of our prior year’s annual owner’s priority return. We are responsible for any capital expenditures in excess of available funds in the FF&E reserve. Our annual priority return under the Sonesta Management Agreement as of September 30, 2026 was $7,637. The Sonesta Management Agreement requires that 1.0% of gross revenues for 2025, 3.0% of gross revenues for 2026 and 4.0% of gross revenues for each calendar year thereafter be escrowed for future capital expenditures as FF&E reserves.
Hotel operating revenues, realized returns under the Sonesta Management Agreement and FF&E escrow amounts funded during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Hotel operating revenues	$6,603	$6,077
Hotel returns	$92	$53
FF&E escrow deposits	$197	$44

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
Hotel operating revenues	$7,886	$15,202	$22,647
Hotel returns	$320	$2,789	$3,223
FF&E escrow deposits	$235	$456	$226
We owed Sonesta $105 as of September 30, 2026 and Sonesta owed us $231 in returns as of December 31, 2025 under the Sonesta Management Agreement. Amounts due to Sonesta are included in due to related persons and amounts due from Sonesta are included in due from related persons in our condensed consolidated balance sheets. We are required to maintain working capital under the Sonesta Management Agreement and advanced $548 of working capital in 2025 to meet the cash needs for hotel operations.
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
The following tables present management, brand promotion and loyalty fees, which are included in other operating expenses in our condensed consolidated statements of comprehensive income (loss), for the three and nine months ended September 30, 2026 and 2025:

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Management fee	$132	$89
Brand promotion fee	229	104
Loyalty fee	164	148
Total management, brand promotion and loyalty fees	$525	$341

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
Management fee	$147	$104	$333
Brand promotion fee	273	520	389
Loyalty fee	195	372	556
Total management, brand promotion and loyalty fees	$615	$996	$1,278

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Prior to the Effective Date, we were amortizing a straight line rent receivable through July 2053, the original expiration date of a prior lease for the hotel with Sonesta, as an increase to other operating expenses in our condensed consolidated statements of comprehensive income (loss). The remaining unamortized balance was written off to reorganization costs, net as of the Effective Date. During the Predecessor period, we recognized $91 and $199 of amortization expense during the three and six months ended June 30, 2026, respectively, and $108 and $324 for the three and nine months ended September 30, 2025, respectively. As of December 31, 2025, the remaining unamortized balance of this receivable was $11,911.
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
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2026, our wholly owned properties were comprised of 109 properties and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. As of September 30, 2026, our properties were located in 27 states and the District of Columbia and contained approximately 15,575,000 rentable square feet. As of September 30, 2026, our properties were leased to 195 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.2 years. The U.S. government is our largest tenant, representing approximately 18.9% of our annualized rental income as of September 30, 2026. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of September 30, 2026, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Leases representing approximately $41,973, or 10.8%, of our annualized rental income, are scheduled to expire on or before December 31, 2027 and we may be unable to renew leases or find replacement tenants. Certain shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as ongoing market and economic conditions, including government spending and budget priorities, continue to impact the office sector and our portfolio. The demand for office space continues to face headwinds, including in markets where we have a concentration of properties, such as Washington, D.C., and declining rents and increasing costs to relet space when tenants can be identified continue to impact the market. The duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Higher interest rates, inflationary pressures, changes in government policies including the potential reduction of U.S. federal office leases and potential impacts from tariffs, geopolitical events or an economic recession, continue to cause disruptions in financial markets and could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. In addition, prospective tenants may delay their decision to lease space due to current economic conditions. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing at our properties.
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

Property Dispositions
We expect to sell properties, or sell an interest in properties through joint venture arrangements, from time to time in order to manage leverage levels or improve our liquidity. As part of these efforts, we sold 13 properties containing approximately 1,538,000 rentable square feet for an aggregate sales price of $143,400, excluding closing costs during the three and nine months ended September 30, 2026. As of September 30, 2026, we had 19 properties classified as held for sale, one of which was sold in October 2026 for a gross sales price of $12,100, 15 of which are under agreement to sell for an aggregate gross sales price of $134,077 and three of which are being actively marketed. In addition, we have identified an additional 26 properties for sale consisting of approximately 3,467,000 square feet that are in various stages of marketing. We expect to sell most of the properties under agreement in the fourth quarter of 2026 and expect that the remainder of these asset sales, including the additional properties being marketed for sale, will be completed in 2027. We cannot be sure that we will sell any properties we are marketing for prices in excess of our carrying values, or at all. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change. We expect to use the net sales proceeds from property sales for general corporate purposes, including to repay debt and increase liquidity. There can be no assurance we will be successful selling any of these properties or what the amount of proceeds we may realize will be.
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
Occupancy data for our properties as of September 30, 2026 and 2025 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	September 30,		September 30,
	2026	2025	2026	2025
Total properties	109	124	90	90
Total rentable square feet (3)	15,575	17,214	13,422	13,423
Percent leased (4)	80.7%	78.3%	88.8%	88.8%
(1)Based on properties we owned on September 30, 2026 and 2025, respectively.
(2)Based on properties we owned continuously since January 1, 2025; excludes 19 properties classified as held for sale and two properties owned by an unconsolidated joint venture in which we owned a 51% interest as of September 30, 2026.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our properties for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Average effective rental rate per square foot (1):
All properties (2)	$34.64	$32.59
Comparable properties (3)	$35.24	$32.26

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
Average effective rental rate per square foot (1):
All properties (2)	$34.85	$34.01	$32.67
Comparable properties (3)	$35.49	$33.63	$32.93
(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on September 30, 2026 and 2025, respectively.
(3)Based on properties we owned continuously since July 1, 2025; excludes 19 properties classified as held for sale and two properties owned by an unconsolidated joint venture in which we owned a 51% interest as of September 30, 2026.
During the three and nine months ended September 30, 2026, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	13,335	3,778	17,113	13,390	3,723	17,113
Changes resulting from:
Disposition of properties	(766)	(772)	(1,538)	(766)	(772)	(1,538)
Lease expirations	(415)	415	—	(858)	858	—
Lease renewals (1)	387	(387)	—	718	(718)	—
New leases (1)	13	(13)	—	70	(70)	—
Remeasurements	9	(9)	—	9	(9)	—
End of period	12,563	3,012	15,575	12,563	3,012	15,575
(1)Based on leases entered into during the three and nine months ended September 30, 2026.

During the three and nine months ended September 30, 2026, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Three Months Ended September 30, 2026
	New Leases	Renewals	Total
Rentable square feet leased	13	387	400
Tenant leasing costs and concession commitments (1)	$660	$7,039	$7,699
Tenant leasing costs and concession commitments per rentable square foot (1)	$49.54	$18.17	$19.21
Weighted (by square feet) average lease term (years)	8.3	8.7	8.7
Total leasing costs and concession commitments per rentable square foot per year (1)	$6.00	$2.09	$2.22

	Nine Months Ended September 30, 2026
	New Leases	Renewals	Total
Rentable square feet leased	70	718	788
Tenant leasing costs and concession commitments (1)	$1,500	$13,528	$15,028
Tenant leasing costs and concession commitments per rentable square foot (1)	$21.31	$18.85	$19.07
Weighted (by square feet) average lease term (years)	3.7	7.6	7.2
Total leasing costs and concession commitments per rentable square foot per year (1)	$5.82	$2.49	$2.64
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the Successor period ended September 30, 2026, effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the Successor period ended September 30, 2026, were as follows (square feet in thousands):

	Successor (1)
	Three Months Ended September 30, 2026		Period from June 18 through September 30, 2026
	New Effective Rent Per Square Foot (2)	Rentable Square Feet	New Effective Rent Per Square Foot (2)	Rentable Square Feet
New leases	$31.48	27	$37.41	42
Lease renewals	$24.02	11	$43.16	71
Total leasing activity	$29.41	38	$41.01	113
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

During the three and nine months ended September 30, 2026 and 2025, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Lease related costs (1)	$8,157	$4,257
Building improvements (2)	2,216	3,922
Recurring capital expenditures	10,373	8,179
Development, redevelopment and other activities (3)	57	598
Total capital expenditures	$10,430	$8,777

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
Lease related costs (1)	$13,902	$11,215	$23,814
Building improvements (2)	2,342	4,339	11,260
Recurring capital expenditures	16,244	15,554	35,074
Development, redevelopment and other activities (3)	61	(6)	1,246
Total capital expenditures	$16,305	$15,548	$36,320
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
As of September 30, 2026, we had estimated unspent leasing related obligations of $42,665, of which $8,361 relates to properties identified for sale, and $24,743 of which we expect to spend over the next 12 months.
As of September 30, 2026, we had leases at our properties totaling approximately 1,315,000 rentable square feet that were scheduled to expire on or before December 31, 2027. As of November 6, 2026, we expect tenants with leases totaling approximately 290,000 rentable square feet that are scheduled to expire on or before December 31, 2027, 238,000 of which are related to properties we have identified for sale, excluding space that has been re-leased and space for which we are in advanced negotiations to re-lease, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. We continue to proactively engage with our existing tenants and are focused on overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations, early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew leases with current tenants or attract new tenants to our properties.

As of September 30, 2026, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2026	12	152	1.2%	1.2%	$6,239	1.6%	1.6%
2027	33	1,163	9.3%	10.5%	35,734	9.2%	10.8%
2028	22	527	4.2%	14.7%	28,687	7.4%	18.2%
2029	37	1,070	8.5%	23.2%	35,114	9.0%	27.2%
2030	32	1,024	8.2%	31.4%	33,815	8.7%	35.9%
2031	29	1,673	13.3%	44.7%	42,897	11.0%	46.9%
2032	21	691	5.5%	50.2%	22,500	5.8%	52.7%
2033	15	1,162	9.2%	59.4%	23,912	6.1%	58.8%
2034	11	1,728	13.8%	73.2%	46,843	12.0%	70.8%
2035 and thereafter	35	3,373	26.8%	100.0%	114,497	29.2%	100.0%
Total	247	12,563	100.0%		$390,238	100.0%

Weighted average remaining lease term (in years)		6.3			6.2
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of September 30, 2026, tenants occupying approximately 2.1% of our rentable square feet and responsible for approximately 2.6% of our annualized rental income as of September 30, 2026 had exercisable rights to terminate their leases before the expiration of their stated lease terms. Also, in 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036 and 2037, early termination rights become exercisable by other tenants who occupied an additional approximately 1.0%, 5.4%, 3.5%, 2..6%, 0.8%, 4.7%, 0.3%, 1.2%, 0.8% and 0.2%, of our rentable square feet, respectively, and contributed an additional approximately 1.6%, 6.6%, 3.5%, 3.1%, 0.9%, 6.2%, 1.0%, 1.7%, 1.2% and 0.3%, of our annualized rental income, respectively, as of September 30, 2026. In addition, as of September 30, 2026, pursuant to leases with five of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets necessary for the tenant to meet its lease obligations. These five tenants occupied approximately 4.5% of our rentable square feet and contributed approximately 4.9% of our annualized rental income as of September 30, 2026.
(2)Leased square feet is pursuant to leases existing as of September 30, 2026, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.

We generally will seek to renew or extend the terms of leases at properties with tenants when they expire. However, market and economic factors, along with increases in remote work, changes in space utilization and government policies, spending and budget priorities, may cause our tenants not to renew or extend their leases when they expire or to seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet our properties.
As of September 30, 2026, we derived 24.8% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession could reduce demand from tenants at our properties, reduce rents that our tenants are willing to pay when our leases expire or increase lease concessions for new leases and renewals. Additionally, although the current administration has issued so called return to work mandates, there has been a decrease in demand for leased office space by the U.S. government, including in the metropolitan Washington, D.C. market area, which could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third-party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of September 30, 2026, tenants contributing 61.8% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 0.6% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of September 30, 2026, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	2,398	19.1%	$73,937	18.9%
2	Alphabet Inc. (Google)	Investment Grade	386	3.1%	22,478	5.8%
3	IG Investments Holdings LLC	Not Rated	337	2.7%	19,228	4.9%
4	Bank of America Corporation	Investment Grade	577	4.6%	18,762	4.8%
5	Shook, Hardy & Bacon L.L.P.	Not Rated	412	3.3%	13,872	3.6%
6	Northrop Grumman Corporation	Investment Grade	337	2.7%	11,888	3.0%
7	State of California	Investment Grade	367	2.9%	11,030	2.8%
8	State of Georgia	Investment Grade	308	2.5%	9,260	2.4%
9	Compass Group plc	Investment Grade	267	2.1%	6,876	1.8%
10	Automatic Data Processing, Inc.	Investment Grade	289	2.3%	6,724	1.7%
11	Primerica, Inc.	Investment Grade	344	2.7%	6,163	1.6%
12	Leidos Holdings Inc.	Investment Grade	159	1.3%	6,100	1.6%
13	Church & Dwight Co., Inc.	Investment Grade	250	2.0%	6,098	1.6%
14	AT&T Inc.	Investment Grade	425	3.4%	5,984	1.5%
15	Science Applications International Corp	Non Investment Grade	159	1.3%	5,438	1.4%
16	CommScope Holding Company Inc.	Non Investment Grade	96	0.8%	5,009	1.3%
17	Rocky Mountain University of Health Professions, Inc.	Not Rated	170	1.4%	4,936	1.3%
18	Hartford Financial Services Group Inc	Investment Grade	143	1.1%	4,584	1.2%
19	Berkshire Hathaway Inc.	Investment Grade	134	1.1%	4,535	1.2%
20	Open Text Corporation	Non Investment Grade	142	1.1%	4,136	1.1%
21	Commonwealth of Virginia	Investment Grade	172	1.4%	4,066	1.0%
22	BAE Systems plc	Investment Grade	139	1.1%	4,033	1.0%
	Tenants not representing 1% or more of total annualized income		4,552	36.0%	135,101	34.5%
	Total		12,563	100.0%	$390,238	100.0%
Segment Information
We operate in one business segment: ownership and leasing of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Rental income	$114,165	$109,127
Operating expenses:
Real estate taxes	12,895	13,648
Utility expenses	8,320	7,718
Other operating expenses	29,491	30,739
Total operating expenses	50,706	52,105
Net operating income (1)	$63,459	$57,022

Other expenses:
Depreciation and amortization	49,746	42,834
Loss on impairment of real estate	5,858	—
Transaction related costs	—	22,904
General and administrative	4,916	4,964
Total other expenses	60,520	70,702

(Loss) gain on sale of real estate	(5,543)	6
Interest and other income	556	802
Fair value adjustment of warrants	647	—
Interest expense	(39,918)	(53,259)
Net loss on early extinguishment of debt	(1,047)	(354)
Reorganization items, net	(4,176)	—
Loss before income taxes and equity in net earnings (losses) of investees	(46,542)	(66,485)
Income tax benefit	382	261
Equity in net earnings (losses) of investees	377	(115)
Net loss	$(45,783)	$(66,339)

Weighted average common shares outstanding (basic and diluted)	21,954	73,480

Per common share data (basic and diluted):
Net loss	$(2.09)	$(0.90)
(1)Our definition of net operating income, or NOI, and our reconciliation of Net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”
As a result of our emergence from the Chapter 11 Cases and adoption of fresh start accounting on the Effective Date, the Successor and Predecessor periods are not comparable. The discussion below focuses on the primary factors affecting operating results in the respective periods. References to comparable properties refer to 90 properties that we owned on September 30, 2026 and which we owned continuously since July 1, 2025 and excludes 19 properties classified as held for sale, or the “non-comparable” properties, and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
Rental income. Rental income increased for comparable properties primarily due to rents recognized subsequent to emergence under the new fresh start accounting basis, which increased GAAP rental income compared to the historical basis and increased rental rates at certain of our properties, partially offset by lower rental income at certain non-comparable properties due to increased vacancy and property sales. Rental income includes non-cash straight line rent adjustments totaling $7,652 for the 2026 Successor period and $4,750 in the 2025 Predecessor period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $907 for the 2026 Successor period and $140 in the 2025 Predecessor period.

Real estate taxes. Real estate taxes reflect lower assessed values at certain of our properties in the 2026 Successor period.
Utility expenses. Utility expenses reflect higher electricity usage and rates for comparable properties, partially offset by a decrease for non-comparable properties due to lower electricity usage resulting from increased vacancy and property sales in the 2026 Successor period.
Other operating expenses. Other operating expenses decreased due to lower repairs and maintenance costs and property sales in the 2026 Successor period.
Depreciation and amortization. Depreciation and amortization during the 2026 Successor period reflects the reset in basis of our real estate and lease intangible assets as a result of fresh start accounting.
Loss on impairment of real estate. We recorded a $5,858 loss on impairment of real estate in the 2026 Successor period to reduce the carrying value of four properties to their estimated fair values less costs to sell.
Transaction related costs. Transaction related costs in the 2025 Predecessor period consist of costs related to potential restructuring efforts prior to our Chapter 11 bankruptcy proceedings.
General and administrative. General and administrative expenses in the 2026 Successor period reflect lower share-based compensation due to the cancellation of our previous unvested share awards on the Effective Date and lower legal costs.
(Loss) gain on sale of real estate. We recorded a $5,543 net loss on sale of real estate resulting from the sale of 13 properties in the 2026 Successor period. We recorded a $6 net gain on sale of real estate related to disposition activities in the 2025 Predecessor period.
Interest and other income. The decrease in interest and other income in the 2026 Successor period is primarily due to lower cash balances invested in the 2026 Successor period.
Fair value adjustment of warrants. Fair value adjustment of warrants represents the change in fair value in the New Warrants as of September 30, 2026 compared to the fair value as of June 30, 2026.
Interest expense. Interest expense in the 2026 Successor period reflects interest expense related to our indebtedness following the Effective Date. For more information regarding the Chapter 11 Cases, see Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net loss on early extinguishment of debt. We recorded a net loss on early extinguishment of debt of $1,047 in the 2026 Successor period related to the write off of unamortized discounts and issuance costs related to the partial redemption of the 2029 Secured Exit Notes. We recorded a net loss on early extinguishment of debt of $354 in the 2025 Predecessor period related to the write off of unamortized discounts and issuance costs related to the partial redemption of the Old 2027 Senior Secured Notes.
Reorganization Items, net. Reorganization items, net in the 2026 Successor period reflect ongoing costs for bankruptcy professionals necessary to complete bankruptcy related matters in accordance with the Plan. For more information regarding reorganization items, net, the Plan and the Chapter 11 Cases, see Notes 1 and 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
Rental income	$132,524	$207,341	$337,241
Operating expenses:
Real estate taxes	14,940	23,830	39,217
Utility expenses	9,401	13,743	20,968
Other operating expenses	33,510	56,585	93,181
Total operating expenses	57,851	94,158	153,366
Net operating income (1)	$74,673	$113,183	$183,875

Other expenses:
Depreciation and amortization	57,840	98,519	130,405
Loss on impairment of real estate	5,858	—	2,426
Transaction related costs	—	—	27,720
General and administrative	6,179	8,512	14,838
Total other expenses	69,877	107,031	175,389

Loss on sale of real estate	(5,543)	—	(4,572)
Interest and other income	1,505	799	2,752
Fair value adjustment of warrants	2,138	—	—
Interest expense	(46,462)	(84,548)	(159,144)
Net loss on early extinguishment of debt	(1,047)	—	(449)
Reorganization items, net	(5,070)	(804,874)	—
Loss before income taxes and equity in net earnings (losses) of investees	(49,683)	(882,471)	(152,927)
Income tax benefit (expense)	344	(61)	30
Equity in net earnings (losses) of investees	469	492	(495)
Net loss	$(48,870)	$(882,040)	$(153,392)

Weighted average common shares outstanding (basic and diluted)	21,954	73,267	71,355

Per common share data (basic and diluted):
Net loss	$(2.23)	$(12.04)	$(2.15)

(1)Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
As a result of our emergence from the Chapter 11 Cases and adoption of fresh start accounting on the Effective Date, the Successor and Predecessor periods are not comparable. The discussion below focuses on the primary factors affecting operating results in the respective periods. References to comparable properties refer to 90 properties that we owned on September 30, 2026 and which we owned continuously since January 1, 2025 and excludes 19 properties classified as held for sale, or the “non-comparable” properties, and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
Rental income. Rental income increased for comparable properties primarily due to rents recognized subsequent to emergence under the new fresh start accounting basis, which increased GAAP rental income compared to the historical basis and increased rental rates at certain of our properties. Rental income for non-comparable properties declined due to increased vacancies at certain properties and the write off of a straight line rent receivable in the 2026 Predecessor period related to the early termination of a lease at a property that is being marketed for sale, partially offset by a termination fee of $9,903 received for this lease. Rental income includes non-cash straight line rent adjustments totaling $8,989 for the Successor and $(1,063) for the Predecessor in the 2026 period and $18,242 in the Predecessor 2025 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $1,048 for the Successor and $258 for the Predecessor in the 2026 period and $422 in the Predecessor 2025 period.
Real estate taxes. Real estate taxes reflect lower assessed values at certain properties in the 2026 Successor and Predecessor periods.
Utility expenses. Utility expenses reflect increased electricity usage and rates in the 2026 Successor and Predecessor periods.
Other operating expenses. Other operating expenses reflect lower repairs and maintenance cost and lower on-site personnel salary and benefits expense in the 2026 Successor and Predecessor periods.
Depreciation and amortization. Depreciation and amortization in the 2026 Predecessor period reflects accelerated amortization of lease related assets resulting from the early termination of a lease at a property that is being marketed for sale. Depreciation and amortization in the 2026 Successor period reflects the reset in basis of our real estate and lease intangible assets as a result of fresh start accounting.
Loss on impairment of real estate. We recorded a $5,858 loss on impairment of real estate in the 2026 Successor period to reduce the carrying values of four properties to their estimated fair values less costs to sell. We recorded a $2,426 loss on impairment of real estate in the 2025 Predecessor period to reduce the carrying value of one property to its estimated fair value less costs to sell.
Transaction related costs. Transaction related costs in the 2025 Predecessor period consist of costs related to potential restructuring efforts prior to our Chapter 11 bankruptcy proceedings and our evaluation of potential financing transactions.
General and administrative. The decrease in general and administrative expenses in the 2026 Predecessor and Successor periods reflect lower normal course legal fees incurred during the pendency of the Chapter 11 Cases, partially offset by higher share-based compensation recorded in the 2026 Predecessor period compared to the 2025 Predecessor period due to the recognition of vesting expense of our unvested share awards upon cancellation of those awards on the Effective Date.
Loss on sale of real estate. We recorded a $5,543 net loss on sale of real estate resulting from the sale of 13 properties in the 2026 Successor period. We recorded a $4,572 net loss on sale of real estate resulting from the sale of four properties in the 2025 Predecessor period.
Interest and other income. The decrease in interest and other income in the 2026 Predecessor and Successor periods is primarily due to higher cash balances invested and higher rates in the 2025 Predecessor period.
Fair value adjustment of warrants. Fair value adjustment of warrants represents the change in fair value in the New Warrants as of September 30, 2026 compared to the fair value as of the Effective Date.
Interest expense. The decrease in interest expense in the 2026 Successor period reflects interest expense related to our indebtedness following the Effective Date. The decrease in the 2026 Predecessor period is primarily due to our adoption of ASC 852 as a result of the Chapter 11 Cases, pursuant to which we ceased recognition of interest expense on our senior unsecured notes and wrote-off unamortized discounts and issuance costs related to LSTC as of the Petition Date resulting in lower amortization expense in the 2026 Predecessor period, partially offset by interest expense incurred at default rates as a result of the Chapter 11 Cases under certain of our debt instruments. For more information regarding our adoption of ASC 852 and the Chapter 11 Cases, see Notes 1 and 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net loss on early extinguishment of debt. We recorded a net loss on early extinguishment of debt of $1,047 in the 2026 Successor period related to the write off of unamortized discounts and issuance costs related to the partial redemption of the 2029 Secured Exit Notes. We recorded a net loss on early extinguishment of debt of $449 in the 2025 period related to a senior note exchange and the write off of unamortized discounts and issuance costs related to the partial redemption of the Old 2027 Senior Secured Notes.
Reorganization Items, net. Reorganization items, net in the 2026 Predecessor period represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of our loss on fresh start accounting adjustments, gains on settlement of LSTC and bankruptcy-related professional fees. Reorganization items, net in the 2026 Successor period reflect ongoing costs for bankruptcy professionals necessary to complete bankruptcy related matters in accordance with the

Plan. For more information regarding reorganization items, net, the Plan and the Chapter 11 Cases, see Notes 1 and 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax benefit (expense). Income tax benefit (expense) is primarily the result of operating income earned in jurisdictions where we are subject to state income taxes and can fluctuate based on the timing of our income, including as a result of gains or losses on the sale of real estate or repayment of debt.
Equity in net earnings (losses) of investees. Equity in net earnings (losses) of investees represents our proportionate share of earnings (losses) from our investment in an unconsolidated joint venture which owns two properties.
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

Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable rules of the Securities and Exchange Commission, or the SEC, including the calculations below of NOI, funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
The following tables present the reconciliation of net loss to NOI for the three and nine months ended September 30, 2026 and 2025:

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net loss	$(45,783)	$(66,339)
Equity in net (earnings) losses of investees	(377)	115
Income tax benefit	(382)	(261)
Loss before income taxes and equity in net (earnings) losses of investees	(46,542)	(66,485)
Reorganization items, net	4,176	—
Net loss on early extinguishment of debt	1,047	354
Interest expense	39,918	53,259
Fair value adjustment of warrants	(647)	—
Interest and other income	(556)	(802)
Loss (gain) on sale of real estate	5,543	(6)
General and administrative	4,916	4,964
Transaction related costs	—	22,904
Loss on impairment of real estate	5,858	—
Depreciation and amortization	49,746	42,834
NOI	$63,459	$57,022

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
Net loss	$(48,870)	$(882,040)	$(153,392)
Equity in net (earnings) losses of investees	(469)	(492)	495
Income tax (benefit) expense	(344)	61	(30)
Loss before income taxes and equity in net (earnings) losses of investees	(49,683)	(882,471)	(152,927)
Reorganization items, net	5,070	804,874	—
Net loss on early extinguishment of debt	1,047	—	449
Interest expense	46,462	84,548	159,144
Fair value adjustment of warrants	(2,138)	—	—
Interest and other income	(1,505)	(799)	(2,752)
Loss on sale of real estate	5,543	—	4,572
General and administrative	6,179	8,512	14,838
Transaction related costs	—	—	27,720
Loss on impairment of real estate	5,858	—	2,426
Depreciation and amortization	57,840	98,519	130,405
NOI	$74,673	$113,183	$183,875

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

The following tables present the reconciliation of net income (loss) to FFO and Normalized FFO for the three and nine months ended September 30, 2026 and 2025:

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net loss	$(45,783)	$(66,339)
Add (less): Depreciation and amortization:
Consolidated properties	49,746	42,834
Unconsolidated joint venture properties	521	684
Loss on impairment of real estate	5,858	—
Loss (gain) on sale of real estate	5,543	(6)
FFO	15,885	(22,827)
Add (less): Reorganization items, net	4,176	—
Default interest expense	—	—
Transaction related costs	—	22,904
Fair value adjustment of warrants	(647)	—
Net loss on early extinguishment of debt	1,047	354
Normalized FFO	$20,461	$431

Weighted average common shares outstanding (basic and diluted)	21,954	73,480

Per common share amounts (basic and diluted):
Net loss	$(2.09)	$(0.90)
FFO	$0.72	$(0.31)
Normalized FFO	$0.93	$0.01

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
Net loss	$(48,870)	$(882,040)	$(153,392)
Add (less): Depreciation and amortization
Consolidated properties	57,840	98,519	130,405
Unconsolidated joint venture properties	605	1,041	2,020
Loss on impairment of real estate	5,858	—	2,426
Loss on sale of real estate	5,543	—	4,572
FFO	20,976	(782,480)	(13,969)
Add (less): Reorganization items, net	5,070	804,874	—
Default interest expense	—	7,192	—
Transaction related costs	—	—	27,720
Fair value adjustment of warrants	(2,138)	—	—
Loss on early extinguishment of debt	1,047	—	449
Normalized FFO	$24,955	$29,586	$14,200

Weighted average common shares outstanding (basic and diluted)	21,954	73,267	71,355

Per common share amounts (basic and diluted):
Net loss	$(2.23)	$(12.04)	$(2.15)
FFO	$0.96	$(10.68)	$(0.20)
Normalized FFO	$1.14	$0.40	$0.20
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
As discussed under the "Overview" section above, we continue to execute our disposition program as part of our efforts to manage leverage levels and improve liquidity. We expect to use net proceeds from property sales for general corporate purposes, including debt repayment and increasing liquidity. During the three and nine months ended September 30, 2026, we sold 13 properties for an aggregate sales price of $143,400, excluding closing costs, sold an additional property in October 2026 for a gross sales price of $12,100 and have 15 properties under agreement to sell for an aggregate gross sales price of $134,077. Our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Successor	Predecessor
	Period from June 18 through September 30, 2026	Period from January 1 through June 17, 2026	Nine Months Ended September 30, 2025
Cash, cash equivalents and restricted cash at beginning of period	$95,225	$80,661	$275,165
Net cash provided by (used in):
Operating activities	(45,959)	(111,683)	(8,365)
Investing activities	98,685	(22,337)	(7,515)
Financing activities	(62,424)	148,584	(200,126)
Cash, cash equivalents and restricted cash at end of period	$85,527	$95,225	$59,159
The increase in cash used in operating activities in the 2026 Predecessor period was primarily due to professional fees paid in connection with the Chapter 11 Cases and decreased NOI related to reductions in occupied space at certain of our properties in the 2026 Predecessor period. Cash used in operating activities in the Successor period reflects professional fees paid in connection with the Chapter 11 Cases. The increase in cash used in investing activities in the 2026 Predecessor period was primarily due to lower proceeds from property sales. The increase in cash provided by investing activities in the Successor period was due to higher proceeds from property sales. The change from cash used in financing activities in the 2025 Predecessor period to cash provided by financing activities in the 2026 Predecessor period was primarily due to the repayment of our senior unsecured notes due 2025 in the 2025 Predecessor period and borrowings under our DIP Facility in the 2026 Predecessor period. The increase in cash used in financing activities in the Successor period reflects our partial redemption of the 2029 Secured Exit Notes and our repayment of our secured revolving credit facility and secured term loan using net proceeds from the issuance of the October 2031 Notes.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
As of September 30, 2026, our debt maturities consisting of senior notes and mortgage notes, were as follows:

Year	Debt Maturities
2026 (1)	$29,630
2027	30,000
2028	168,487
2029	532,035
2030	300
2031 and thereafter	898,254
Total	$1,658,706
(1) Includes $14,630 redeemed in October 2026 related to a collateral asset sale completed on September 30, 2026 and a $15,000 mandatory principal payment made on October 30, 2026.

Senior Secured Notes Issuance and Credit Agreement Repayment
In September 2026, we issued $425,000 of the October 2031 Notes raising net proceeds of $407,790, after initial purchaser discounts and other offering expenses. The October 2031 Notes bear interest at a rate of 8.750%, require semi-annual interest payments and are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and by first mortgage liens on 19 properties that previously secured our secured revolving credit facility and secured term loan.
We used the net proceeds from the offering of the October 2031 Notes, together with cash on hand, to repay all amounts outstanding under our $325,000 secured revolving credit facility and $100,000 secured term loan and terminated our credit agreement.
Senior Note Repayments and Redemptions
During the three and nine months ended September 30, 2026, we made a required principal payment of $5,000 on August 1, 2026 using cash on hand and redeemed an additional $43,614 related to collateral asset sales under the 2029 Secured Exit Notes. In October 2026, we redeemed an additional $14,630 related to a collateral asset sale and made a second mandatory principal payment of $15,000 on October 30, 2026 using cash on hand. These notes also require additional mandatory principal payments of $30,000 by February 1, 2027 and $45,000 on or before each of February 1, 2028 and 2029. We currently expect to pay these amounts with cash on hand and proceeds from asset sales. In November 2026, we optionally redeemed $31,587 of the 2031 Secured Exit Notes using proceeds from collateral asset sales.
None of our senior secured notes require sinking fund payments prior to their respective maturity dates. Our mortgage notes currently require monthly payments of interest only; however, certain of our mortgage notes will require payments of principal and interest after a specified date through maturity.
In addition to our debt obligations, as of September 30, 2026, we had estimated unspent leasing related obligations of $42,665, of which $8,361 relates to properties identified for sale, and $24,743 of which we expect to spend over the next 12 months using cash on hand.
We owned a 51% interest in an unconsolidated joint venture which owned two properties at September 30, 2026. As of September 30, 2026, the properties owned by this joint venture were encumbered by $48,412 principal amount of mortgage indebtedness, none of which is recourse to us. As of September 30, 2026, we did not control the activities that are most significant to this joint venture and, as a result, we accounted for our investment in this joint venture under the equity method of accounting. The filing of the Chapter 11 Cases constituted an event of default under the mortgage note secured by the properties owned by this joint venture. This joint venture remains current on its debt service under this mortgage note and continues to own, operate and lease the collateral properties. For more information on the financial condition and results of operations of this joint venture, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than this joint venture, as of September 30, 2026, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations as of September 30, 2026 consisted of (i) an outstanding principal balance of $1,481,386 of senior notes and (ii) mortgage notes with an outstanding principal balance of $177,320. Also, the two properties owned by the joint venture in which we own a 51% interest secure an additional mortgage note. Our senior notes are governed by indentures, which provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default and also contain covenants, including covenants that restrict our ability to incur debts and require us to comply with certain financial covenants. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our leverage levels; demand for office space; our future leasing activity, commitments and obligations; economic and market conditions; our liquidity needs, debt repayments and financing sources, including payments required under the 2029 Secured Exit Notes; our capital expenditure plans and commitments; our pending or potential dispositions; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability to comply with the terms of our debt agreements and meet financial covenants,
•Our ability to make required payments on our debt or refinance our debts as they mature or otherwise become due,
•Our ability to maintain sufficient liquidity, including our ability to obtain new debt or equity financing, and otherwise manage leverage,
•Our ability to effectively raise and balance our use of debt and equity capital,
•Our ability to sell properties at prices we target, and the timing of such sales,
•The impact of unfavorable market and commercial real estate industry conditions due to uncertainties surrounding interest rates and high inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, volatility in the public equity and debt markets and in commercial real estate markets, generally and in the sectors we operate, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions or changes in real estate utilization, including continued hybrid and other alternative arrangements, among other things, on us and our tenants,
•Whether our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our government tenants will be negatively impacted by government budget constraints, or changes in the use of real estate by government agencies,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us, and our ability to increase rents when our leases expire or renew,

•Our tenant and geographic concentration,
•Competition within the commercial real estate industry, particularly in those markets in which our properties are located,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants,
•The financial strength of our tenants,
•Risks and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of prolonged high inflation, interest rates, cost overruns, supply chain challenges, tariffs, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
•Our ability to pay distributions to our shareholders,
•Our ability to acquire properties that realize our targeted returns,
•The ability of our manager, RMR, to successfully manage us,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown, elimination or reduction of government agencies and programs or failure to increase the government debt ceiling on our ability to collect rents and pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including Adam Portnoy, RMR, Sonesta and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
These risks, uncertainties and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained in our filings with the SEC, including under the caption “Risk Factors” in our 2025 Annual Report and our other periodic reports, or incorporated herein or therein, identifies important factors that could cause differences from the forward-looking statements in this Quarterly Report on Form 10-Q. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors from those previously disclosed in our 2025 Annual Report.
Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Copy of Articles of Amendment and Restatement of OPI, dated June 17, 2026. (Incorporated by reference to OPI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.)
3.2	Fourth Amended and Restated Bylaws of OPI, adopted June 17, 2026. (Incorporated by reference to OPI’s Registration Statement on Form 8-A filed on June 17, 2026, File No. 001-34364.)
4.1
Indenture, dated as of February 12, 2024, among OPI, certain subsidiary guarantors party thereto, and Wilmington Trust, N.A. (as successor to U.S. Bank Trust Company, National Association), relating to the 9.000% Senior Secured Notes due 2029, including form thereof. (Incorporated by reference to OPI’s Current Report on Form 8-K filed on February 12, 2024.)

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

4.4
Indenture, dated as of September 24, 2026, among OPI, certain subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, relating to OPI’s 8.75% Senior Secured Notes due 2031, including form thereof. (Incorporated by reference to OPI’s Current Report on Form 8-K filed on September 24, 2026.)

4.5
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
Dated: November 9, 2026

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 9, 2026